Form 10QSB
period 2000-03-31
TILDEN ASSOCIATES INC
filed 2000-11-14
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000

Commission file number 0001027484

                             TILDEN ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                 11-3343019
    -------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


              1325 Franklin Avenue, Suite 165 Garden City, NY 11530
              -----------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 746-7911
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 9, 2000, was 9,519,028 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                        Table of Contents for Form 10-QSB


                                                                           Page

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
               Consolidated Balance Sheet                                    3
               Consolidated Statement of Income                              5
               Consolidated Statement of Cash Flows                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  9

Item 2.   Changes in Securities and Use of Proceeds                          9

Item 3.   Defaults Upon Senior Securities                                    9

Item 4.   Submission of Matters to a Vote of Security Holders                9

Item 5.   Other Information                                                  9

Item 6.   Exhibits and Reports on Form 8-K                                   9


SIGNATURE                                                                   10

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                       March 31     December 31,
                                                         2000           1999
                                                      ----------     ----------
ASSETS
CURRENT ASSETS
          Cash and cash equivalents                   $  280,732     $  373,398
          Accounts receivable, net                       199,603        141,012
          Notes and loans receivable                     167,967        167,169
          Prepaid expense                                101,675        117,949
                                                      ----------     ----------
                     Total Current Assets                749,977        799,528
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
          Property and equipment, net                    322,411        319,946
                                                      ----------     ----------

OTHER ASSETS
          Intangible assets, net                         489,634        504,816
          Security deposits                               64,502         64,002
          Notes and loans receivable,
             net of current portion                      562,704        581,014
                                                      ----------     ----------
                     Total Other Assets                1,116,840      1,149,832
                                                      ----------     ----------

                     Total Assets                     $2,189,228     $2,269,306
                                                      ==========     ==========

                                                             March  31     December 31,
                                                               2000            1999
                                                            -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                  $    73,976    $   104,420
     Deposits on franchise acquisitions                          30,000         40,000
     Income taxes payable                                         7,091          7,798
     Notes payable                                               47,093         58,372
     Deferred income                                                 --          7,875
                                                            -----------    -----------
               Total Current Liabilities                        158,160        218,465
                                                            -----------    -----------

NON-CURRENT LIABILITIES
     Notes payable, net of current portion                      378,492        374,253
     Income taxes payable - deferred                             69,309         66,525
     Security deposits                                           41,969         41,969
                                                            -----------    -----------
               Total Non-current Liabilities                    489,770        482,747
                                                            -----------    -----------

SHAREHOLDERS' EQUITY
     Common stock, $.0005 par value; 30,000,000
       shares authorized 9,450,903 shares issued
       and outstanding in 2000 and 1999                           4,725          4,725
     Additional paid in capital                               1,576,204      1,576,204
     Retained earnings (deficit)                                (19,631)         7,165
                                                            -----------    -----------
                                                              1,561,298      1,588,094

     Less: treasury stock - 40,000 shares, stated at cost        20,000         20,000
                                                            -----------    -----------

               Total Shareholders' Equity                     1,541,298      1,568,094
                                                            -----------    -----------
               Total Liabilities and Shareholders' Equity   $ 2,189,228    $ 2,269,306
                                                            ===========    ===========

CONSOLIDATED STATEMENT OF INCOME

                                                                         Three Months Ended
                                                                     --------------------------
                                                                      March 31,      March 31,
                                                                        2000           1999
                                                                     -----------    -----------
REVENUES
     Initial franchise acquisition fees                              $    25,000    $        --
     Area developer fees                                                  50,000             --
     Royalty fees                                                        142,710         80,171
     Sales from operation of company stores                                   --         46,869
     Sale of equipment purchased for resale                                5,174          7,533
     Advertising income                                                    8,030          7,512
     Rental income                                                        45,006             --
     Miscellaneous income                                                  1,600            496
                                                                     -----------    -----------
           Total Revenue                                                 277,520        142,581
                                                                     -----------    -----------

COST OF OPERATIONS
     Broker's fees                                                         6,000          2,634
     Franchise development fees                                           25,045         12,774
     Costs of operation of company stores                                     --         23,667
     Costs of equipment for resale                                         5,508          5,024
     Rent from realty corporations                                        27,562             --
                                                                     -----------    -----------
           Total Operating Costs                                          64,115         44,099
                                                                     -----------    -----------

Gross Profit                                                             213,405         98,482

Selling, general and administrative expenses                             243,147        224,255
                                                                     -----------    -----------

           Income from operations before other income and expenses       (29,742)      (125,773)

OTHER INCOME (EXPENSES)
     Interest income                                                      14,175          5,470
     Interest expense                                                    (11,229)        (5,427)
                                                                     -----------    -----------
           Total other income (expenses)                                   2,946             43
                                                                     -----------    -----------

Income (loss) before income taxes                                        (26,796)      (125,730)
Income taxes                                                                  --             --
                                                                     -----------    -----------

           Net Income (Loss)                                         $   (26,796)   $  (125,730)
                                                                     ===========    ===========

NET INCOME (LOSS) PER SHARE
     Basic                                                                (0.003)        (0.015)
                                                                     ===========    ===========
     Diluted                                                              (0.003)        (0.015)
                                                                     ===========    ===========

DIVIDENDS DECLARED PER COMMON SHARE                                          N/A            N/A
                                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
     Basic                                                             9,450,903      8,649,418
                                                                     ===========    ===========

     Diluted                                                           9,450,903      8,649,418
                                                                     ===========    ===========

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Three Months Ended
                                                                                     -----------------------
                                                                                       March 31,    March 31,
                                                                                         2000         1999
                                                                                     ----------   ----------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
       Net income                                                                    $  (26,796)  $ (125,730)
       Noncash items deducted from (included in) income :
           Depreciation and amortization                                                 17,438       15,495
           Provision for bad debt                                                        28,009       10,500
           Stock issued for services rendered                                                --       10,125
       (Increase) decrease in:
           Accounts receivable                                                          (49,639)      (7,341)
           Prepaid expenses                                                              16,274       12,407
           Security deposits                                                               (500)          --
       Increase (decrease) in:
           Accounts payable and accrued expenses                                        (38,305)     (57,871)
           Deposits on franchise acquisitions                                           (10,000)      16,270
           Payroll and other taxes payable                                                2,063      (25,501)
           Deferred income                                                                   --       12,000
                                                                                     ----------   ----------
                       Net Cash Provided by (Required for) Operating Activities         (61,456)    (139,646)
                                                                                     ----------   ----------

 CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES
       Issuance of notes and loans receivable                                                --      (11,000)
       Repayment of notes and loans receivable                                          (19,449)      10,527
       Purchase of intangible asset                                                      (4,720)    (229,395)
       Proceeds on sale of quipment                                                          --        1,083
                                                                                     ----------   ----------
                       Net Cash Provided by (Required for) Investing Activities         (24,169)    (228,785)
                                                                                     ----------   ----------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
       Proceeds on notes payable                                                        150,000           --
       Repayment of notes payable                                                      (157,041)      (8,408)
       Proceeds on stock issuance, net of issue costs                                        --      613,750
                                                                                     ----------   ----------
                       Net Cash Provided by (Required for) Financing Activities          (7,041)     605,342
                                                                                     ----------   ----------
                                   Net Increase (decrease) in Cash                      (92,666)     236,911
 Cash and cash equivalents
       investments at beginning of the period                                           373,398      452,124
                                                                                     ----------   ----------

 Cash and cash equivalents at end of the period                                      $  280,732   $  689,035
                                                                                     ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Interest paid                                                                     11,229        5,470
       Income taxes paid                                                                    569        5,314

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company's historical lack of profitability, the Company's need for additional financing, competition in the finance industry for franchising companies and retail automobile and truck repair service, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 1325 Franklin Avenue, Suite 165, Garden City, New York, 11530.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 vs Three Months Ended March 31, 1999

         Revenue increased to $278,000 in the first quarter of 2000 from $143,000 in the first quarter of 1999, representing a 95% increase. The increase in revenue during the first quarter of 2000 was attributable to; the sale of new area and individual franchises, a significant increase in royalty income, and rental income from owned and sublet properties, offset by a reduction in income from Company owned stores. This reduction was the result of the absence of retail sales from Company owned stores during the year 2000, which generated revenue while owned during the first quarter of 1999.

         Operating costs increased to $64,000 in the first quarter of 2000 from $44,000 in the first quarter of 1999, a 46% increase. As a percentage of revenue, operating costs decreased to 23% in the first quarter of 2000 from 31% in the first quarter of 1999. This decrease was primarily attributable to the increase in franchise and area development fees, which have lower costs associated with them.

         Selling, general and administrative expenses increased to $243,000 in the first quarter of 2000 from $224,000 in the first quarter of 1999, an 8% increase. This increase is primarily due to increases in professional fees of $45,000, bad debt expense of $18,000, salaries of $18,000 and advertising expense of $10,000 offset by decreases in the cost of operations from Company owned stores of $40,000 and loss on sale of subsidiaries of $36,000. The decrease in the cost of Company owned stores during 2000 was due to the sale of two stores during the second and third quarters of 1999. The loss on sale of subsidiaries corresponds to the sale of a subsidiary during July of 1999. The increase in professional fees was primarily due to greater than anticipated costs in connection with the audit of the Company's 1999 financial statements and preparation of Form 10 to become a reporting entity in compliance with SEC regulations. The increase in bad debt expense was due to a more conservative policy toward evaluating the Company's receivables, as well as to an increase in the volume of receivables generated from royalty income. The increase in salaries was due to the Company's hiring of personnel to develop a stronger infrastructure to support expansion and future acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at March 31, 2000 was $592,000, compared to working capital of $581,000 at December 31, 1999. The ratio of current assets to current liabilities was 4.8:1 at March 31, 2000 and 3.7:1 at December 31, 1999. Cash flow used for operations during the first quarter of 2000 was $61,000, compared to cash flow used for operations during the first quarter of 1999, of $140,000.

         Accounts receivable - trade increased to $276,000 at March 31, 2000 from $199,000 at December 31, 1999.

         Accounts payable decreased to $74,000 at March 31, 2000 from $104,000 at December 31, 1999.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2000. Accordingly, the Company may require additional financing. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

         The Company currently has a bank line of credit amounting to $200,000. At March 31, 2000, all of the credit line was available.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TILDEN ASSOCIATES, INC.


Date:  November 14, 2000

                                            /s/ ROBERT BASKIND
                                            ---------------------------------
                                            Robert Baskind
                                            Chairman of the Board, President,
                                             and Chief Executive Officer