Form 10QSB
period 2000-06-30
TILDEN ASSOCIATES INC
filed 2000-11-15
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                Yes [X]  No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 9, 2000, was 9,519,028 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                        Table of Contents for Form 10-QSB

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
              Consolidated Balance Sheet                                     3
              Consolidated Statement of Income                               5
              Consolidated Statement of Cash Flows                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 10

Item 2.   Changes in Securities and Use of Proceeds                         10

Item 3.   Defaults Upon Senior Securities                                   10

Item 4.   Submission of Matters to a Vote of Security Holders               10

Item 5.   Other Information                                                 10

Item 6.   Exhibits and Reports on Form 8-K                                  10


SIGNATURE                                                                   11

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------   ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $  279,885   $  373,398
  Accounts receivable, net                                188,610      141,012
  Notes and loans receivable                              157,984      167,169
  Prepaid expense                                          94,957      117,949
                                                       ----------   ----------
    Total Current Assets                                  721,436      799,528
                                                       ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
  Property and equipment, net                             320,137      319,946
                                                       ----------   ----------

OTHER ASSETS
  Intangible assets, net                                  474,448      504,816
  Security deposits                                        68,002       64,002
  Notes and loans receivable, net of current portion      543,972      581,014
                                                       ----------   ----------
    Total Other Assets                                  1,086,422    1,149,832
                                                       ----------   ----------

    Total Assets                                       $2,127,995   $2,269,306
                                                       ==========   ==========

                                                                June 30, 2000    December 31, 1999
                                                                -------------    -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $    63,067        $   104,420
  Deposits on franchise acquisitions                                  30,000             40,000
  Income taxes payable                                                25,231              7,798
  Notes payable                                                       48,163             58,372
  Deferred income                                                         --              7,875
                                                                 -----------        -----------
    Total Current Liabilities                                        166,461            218,465
                                                                 -----------        -----------

NON-CURRENT LIABILITIES
  Notes payable, net of current portion                              366,040            374,253
  Income taxes payable - deferred                                     51,169             66,525
  Security deposits                                                   45,969             41,969
                                                                 -----------        -----------
    Total Non-current Liabilities                                    463,178            482,747
                                                                 -----------        -----------

SHAREHOLDERS' EQUITY
  Common stock, $.0005 par value; 30,000,000 shares authorized
    9,450,903 shares issued and outstanding in 2000 and 1999           4,725              4,725
  Additional paid in capital                                       1,576,204          1,576,204
  Retained earnings (deficit)                                        (62,573)             7,165
                                                                 -----------        -----------
                                                                   1,518,356          1,588,094

  Less: treasury stock - 40,000 shares, stated at cost                20,000             20,000
                                                                 -----------        -----------

    Total Shareholders' Equity                                     1,498,356          1,568,094
                                                                 -----------        -----------
    Total Liabilities and Shareholders' Equity                   $ 2,127,995        $ 2,269,306
                                                                 ===========        ===========

CONSOLIDATED  STATEMENT  OF  INCOME

                                                      Quarter Ended                 Six Months Ended
                                               ----------------------------    ----------------------------
                                                  June 30,      June 30,         June 30,        June 30,
                                                    2000          1999             2000            1999
                                               ------------    ------------    ------------    ------------
REVENUES
  Initial franchise acquisition fees           $     25,000    $     75,000    $     50,000    $     75,000
  Area developer fees                                    --              --          50,000              --
  Royalty fees                                      127,393         123,953         270,103         204,124
  Sales from operation of company stores                 --          45,090              --          91,959
  Sale of equipment purchased for resale              1,047         130,808           6,221         138,341
  Advertising income                                  9,757           9,414          17,787          16,926
  Rental income                                      49,006              --          94,012              --
  Miscellaneous income                                2,257           2,534           3,857           3,030
                                               ------------    ------------    ------------    ------------
    Total  Revenue                                  214,460         386,799         491,980         529,380
                                               ------------    ------------    ------------    ------------
COST OF OPERATIONS
  Broker's fees                                          --           8,500           6,000          11,134
  Franchise development fees                         20,006          16,704          45,051          29,478
  Costs of operation of company stores                  200          34,612             200          58,279
  Costs of equipment for resale                       3,605         130,180           9,113         135,204
  Rent from realty corporations                      31,431              --          58,993              --
                                               ------------    ------------    ------------    ------------
    Total  Operating  Costs                          55,242         189,996         119,357         234,095
                                               ------------    ------------    ------------    ------------

Gross Profit                                        159,218         196,803         372,623         295,285

Selling, general and administrative expenses        203,415         239,863         446,562         464,118
                                               ------------    ------------    ------------    ------------

    Income from operations before other
      income and expenses                           (44,197)        (43,060)        (73,939)       (168,833)

OTHER  INCOME  (EXPENSES)
  Gain on sale of assets                                 --         224,875              --         224,875
  Interest  income                                   10,284           9,307          24,459          14,777
  Interest  expense                                  (9,029)        (12,054)        (20,258)        (17,481)
    Total other income (expenses)                     1,255         222,128           4,201         222,171
                                               ------------    ------------    ------------    ------------

Income (loss) before  income  taxes                 (42,942)        179,068         (69,738)         53,338
Income  taxes                                            --              --              --              --
                                               ------------    ------------    ------------    ------------

    Net Income (Loss)                          $    (42,942)   $    179,068    $    (69,738)   $     53,338
                                               ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE

  Basic                                              (0.005)          0.019          (0.007)          0.006
                                               ============    ============    ============    ============
  Diluted                                            (0.005)          0.017          (0.007)          0.005
                                               ============    ============    ============    ============

DIVIDENDS  DECLARED PER COMMON SHARE                    N/A             N/A             N/A             N/A
                                               ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                           9,450,903       9,325,258       9,450,903       8,905,676
                                               ============    ============    ============    ============
  Diluted                                         9,450,903      10,622,777       9,450,903      10,176,717
                                               ============    ============    ============    ============

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       Six Months Ended
                                                                    ----------------------
                                                                     June 30,     June 30,
                                                                       2000         1999
                                                                    ----------   ---------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net  income                                                       $ (69,738)   $  53,338
  Noncash  items deducted from (included  in)  income :
    Depreciation and amortization                                      34,893       31,308
    Provision for bad debt                                             60,296       24,500
    Stock issued for services rendered                                     --       10,125
  (Increase) decrease in:
    Accounts  receivable                                              (59,144)     (45,546)
    Prepaid expenses                                                   22,992       24,125
    Security deposits                                                  (4,000)         645
  Increase (decrease) in:
    Accounts payable and accrued expenses                             (41,339)     (38,235)
    Deposits on franchise acquisitions                                (17,875)      85,000
    Payroll and other taxes payable                                     2,063      (27,164)
    Deferred income                                                        --       12,000
    Security deposits                                                   4,000       18,000
                                                                    ---------    ---------
      Net Cash Provided by (Required for) Operating Activities        (67,852)     148,096
                                                                    ---------    ---------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

  Issuance of notes and loans receivable                                   --     (308,900)
  Repayment of notes and loans receivable                              (2,523)      27,744
  Purchase of intangible asset                                             --     (229,502)
  Purchase of property and equipment                                   (4,716)          --
  Proceeds on sale of equipment                                            --       40,898
                                                                    ---------    ---------
      Net Cash Provided by (Required for) Investing Activities         (7,239)    (469,760)
                                                                    ---------    ---------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Proceeds on notes payable                                           150,000           --
  Repayment of notes payable                                         (168,422)     (60,752)
  Proceeds on stock issuance, net of issue costs                           --      613,750
                                                                    ---------    ---------
      Net Cash Provided by (Required for) Financing Activities        (18,422)     552,998
                                                                    ---------    ---------
        Net Increase (decrease) in Cash                               (93,513)     231,334
Cash and cash equivalents
  investments at beginning of the period                              373,398      452,124
                                                                    ---------    ---------

Cash and cash equivalents
  at end of the period                                              $ 279,885    $ 683,458
                                                                    =========    =========


SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        20,258       17,481
  Income taxes paid                                                       569        5,314

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 vs Three Months Ended June 30, 1999

         Revenue decreased to $214,000 in the second quarter of 2000 from $387,000 in the second quarter of 1999, representing a 45% decrease. The decrease in revenue during the second quarter of 2000 was predominately attributed to 1) the greater level of equipment sales to franchisees during the second quarter of 1999, and 2) the absence of retail sales of Company owned stores during the year 2000, which while owned during the second quarter of 1999, generated revenue during that period.

         Operating costs decreased to $55,000 in the second quarter of 2000 from $190,000 in the second quarter of 1999, a 71% decrease. As a percentage of revenue, operating costs decreased to 26% in the second quarter of 2000 from 49% in the second quarter of 1999. The decrease is primarily attributable to equipment sales in 1999. This equipment was sold to franchisees at minimal gross profit. Accordingly, these sales, amounting to $131,000, increased revenues with an equal corresponding increase in cost of sales. This resulted in a decrease in the Company's overall gross profit percentage.

         Selling, general and administrative expenses decreased to $203,000 in the second quarter of 2000 from $240,000 in the second quarter of 1999, a 15% decrease. This decrease is primarily due to decreases in the cost of operations of Company owned stores of $22,000, salaries of $24,000 and loss on sale of subsidiaries of $17,000 offset by increases in bad debt expense of $18,000 and consulting expenses of $7,000. The decrease in the cost of operations of Company owned stores was due to the sale of two stores during the second and third quarter of 1999. The loss on sale of subsidiaries corresponds to the sale of a subsidiary during July of 1999. The decrease in salaries was primarily due to personnel hired in 1999 in connection with Company owned stores. Upon the sale of these stores, such personnel were discontinued. The increase in bad debt expense was due to a more conservative policy toward evaluating the Company's receivables, as well as to an increase in the volume of receivables generated from royalty income. The increase in consulting expense in 2000 was due to a consultant engaged by the Company for training and assisting of franchisees.

Six Months Ended June 30, 2000 vs Six Months Ended June 30, 1999

         Revenue decreased to $492,000 through the second quarter of 2000 from $529,000 through the second quarter of 1999, representing a 7% decrease. The decrease in revenue during the first six months of 2000 was predominately attributed to 1) the greater level of equipment sales to franchisees through the second quarter of 1999, and 2) the absence of retail sales of Company owned stores during the year 2000, which while owned during the second quarter of 1999, generated revenue during that period. These decreases were significantly offset by increases in all other areas of revenue, including area development fees, royalties and rental income.

         Operating costs decreased to $119,000 during the first six months of 2000 from $234,000 during the same period of 1999, a 49% decrease. As a percentage of revenue, operating costs decreased to 24% during the first six months of 2000 from 44% during the same period of 1999. The decrease is primarily attributable to equipment sales in 1999. This equipment was sold to franchisees at minimal gross profit. Accordingly, these sales, amounting to $138,000, decreased revenues with an equal corresponding decrease in cost of sales. This resulted in a decrease in the Company's overall gross profit percentage.

         Selling, general and administrative expenses decreased to $447,000 for the first six months of 2000 from $464,000 during the first six months of 1999, a 4% decrease. This decrease is primarily due to decreases in the cost of operations of Company owned stores of $63,000, and loss on sale of subsidiaries of $53,000 offset by increases in professional fees of $49,000, bad debt expense of $36,000 and consulting expense of $9,000. The decrease in the cost of operations of Company owned stores was due to the sale of two Company owned stores during the second and third quarters of 1999. The loss on sale of subsidiaries corresponds to the sale of a subsidiary during July of 1999. The increase in professional fees was primarily due to greater than anticipated costs in connection with the audit of the Company's 1999 financial statements and preparation of Form 10 to become a reporting entity in compliance with SEC regulations. The increase in bad debt expense was due to the Company's change to a more conservative policy in evaluating receivables, as well as to an increase in the volume of receivables generated from royalty income. The increase in consulting expense in 2000 was due to a consultant engaged by the Company for training and assisting of franchisees.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at June 30, 2000 was $555,000, compared to working capital of $581,000 at December 31, 1999. The ratio of current assets to current liabilities was 4.3:1 at June 30, 2000 and 3.7:1 at December 31, 1999. Cash flow used for operations through the second quarter of 2000 was $67,000, compared to cash flow provided by operations through the second quarter of 1999, of $148,000.

         Accounts receivable - trade increased to $277,000 at June 30, 2000 from $199,000 at December 31, 1999.

         Accounts payable decreased to $63,000 at June 30, 2000 from $104,000 at December 31, 1999.

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

         The Company currently has a bank line of credit amounting to $200,000. At June 30, 2000, all of the credit line was available.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On May 22, 2000 the Company granted 9 of its officers and key employees 5 and 10 year options to purchase an aggregate of 1,445,000 shares of the Company's common stock, par value $.0005 per share, at an exercise price of $.10 per share. Such options were granted as compensation for services rendered to the company by such officers and key employees. Such options were issued under an exemption for offerings not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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