Form 10QSB
period 2000-09-30
TILDEN ASSOCIATES INC
filed 2000-11-15
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                     September 30,  December 31,
                                                         2000            1999
                                                      ----------     ----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $  171,979     $  373,398
  Accounts receivable, net                               203,750        141,012
  Notes and loans receivable                             132,072        167,169
  Prepaid expense                                         82,773        117,949
                                                      ----------     ----------
    Total Current Assets                                 590,574        799,528
                                                      ----------     ----------

PROPERTY, PLANT AND EQUIPMENT
  Property and equipment, net                            330,234        319,946
                                                      ----------     ----------

OTHER ASSETS
  Intangible assets, net                                 514,990        504,816
  Security deposits                                       72,502         64,002
  Notes and loans receivable, net of current portion     524,832        581,014
                                                      ----------     ----------
    Total Other Assets                                 1,112,324      1,149,832
                                                      ----------     ----------

    Total Assets                                      $2,033,132     $2,269,306
                                                      ==========     ==========

                                                             September 30, 2000        December 31, 1999
                                                             ------------------        -----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses                          $   106,729              $   104,406
  Deposits on franchise acquisitions                                  40,000                   40,000
  Income taxes payable                                                22,917                    7,798
  Payroll and other taxes payable                                      8,270                       14
  Notes payable                                                       69,257                   58,372
  Deferred income                                                         --                    7,875
                                                                 -----------              -----------
      Total Current Liabilities                                      247,173                  218,465
                                                                 -----------              -----------

Non-Current Liabilities
  Notes payable, net of current portion                              353,312                  374,253
  Income taxes payable - deferred                                     51,169                   66,525
  Security deposits                                                   48,469                   41,969
                                                                 -----------              -----------
      Total Non-current Liabilities                                  452,950                  482,747
                                                                 -----------              -----------

Shareholders' Equity
  Common stock, $.0005 par value; 30,000,000 shares authorized
    9,450,903 shares issued and outstanding in 2000 and 1999           4,725                    4,725
  Additional paid in capital                                       1,576,204                1,576,204
  Retained earnings (deficit)                                       (227,920)                   7,165
                                                                 -----------              -----------
                                                                   1,353,009                1,588,094

  Less: treasury stock - 40,000 shares, stated at cost                20,000                   20,000
                                                                 -----------              -----------

      Total Shareholders' Equity                                   1,333,009                1,568,094
                                                                 -----------              -----------
      Total Liabilities and Shareholders' Equity                 $ 2,033,132              $ 2,269,306
                                                                 ===========              ===========

CONSOLIDATED  STATEMENT  OF  INCOME


                                                    Three Months Ended               Nine Months Ended
                                               -----------------------------   ----------------------------
                                               September 30,   September 30,   September 30,   September 30,
                                                    2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------
REVENUES
  Initial franchise acquisition fees           $         --    $     55,000    $     50,000    $    130,000
  Area developer fees                                    --          50,000          50,000          50,000
  Royalty fees                                      120,633         125,216         390,736         329,340
  Sales from operation of company stores             44,060          13,612          44,060         105,571
  Sale of equipment purchased for resale              1,644          95,247           7,865         233,588
  Advertising income                                 12,815          12,901          30,602          29,827
  Rental income                                      50,180           6,341         144,192           6,341
  Miscellaneous income                                2,942              --           6,799           3,030
                                               ------------    ------------    ------------    ------------
    Total  Revenue                                  232,274         358,317         724,254         887,697
                                               ------------    ------------    ------------    ------------
COST OF OPERATIONS
  Broker's fees                                          --           8,091           6,000          19,225
  Franchise development fees                         18,554          27,671          63,605          56,739
  Costs of operation of company stores               26,068           4,802          26,268          63,081
  Costs of equipment for resale                         933          85,160          10,046         220,364
  Rent from realty corporations                      42,759           6,500         101,752           6,500
                                               ------------    ------------    ------------    ------------
    Total  Operating  Costs                          88,314         132,224         207,671         365,909
                                               ------------    ------------    ------------    ------------

Gross Profit                                        143,960         226,093         516,583         521,788

Selling, general and administrative expenses        306,986         264,548         753,548         728,666
                                               ------------    ------------    ------------    ------------

    Income (loss) from operations
      before other income and expenses             (163,026)        (38,455)       (236,965)       (206,878)

OTHER  INCOME  (EXPENSES)
  Gain on sale of assets                                 --          45,744              --         270,619
  Interest  income                                    6,950          14,427          31,409          27,204
  Interest  expense                                  (9,266)         (4,175)        (29,524)        (21,656)
    Total other income (expenses)                    (2,316)         55,996           1,885         276,167
                                               ------------    ------------    ------------    ------------

Income (loss) before  income  taxes                (165,342)         17,541        (235,080)         69,289
Income  taxes                                            --              --              --              --
                                               ------------    ------------    ------------    ------------
    Net Income (Loss)                          $   (165,342)   $     17,541    $   (235,080)   $     69,289
                                               ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE

  Basic                                              (0.017)          0.002          (0.025)          0.008
                                               ============    ============    ============    ============
  Diluted                                            (0.017)          0.002          (0.025)          0.007
                                               ============    ============    ============    ============
DIVIDENDS  DECLARED PER COMMON SHARE                    N/A             N/A             N/A             N/A
                                               ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic                                           9,450,903       9,325,258       9,450,903       9,023,761
                                               ============    ============    ============    ============
  Diluted                                         9,450,903      10,658,033       9,450,903      10,354,536
                                               ============    ============    ============    ============

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       Nine Months Ended
                                                                   --------------------------
                                                                   September 30, September 30,
                                                                       2000          1999
                                                                   --------------------------
CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES
  Net  income                                                       $(235,080)    $  69,289
  Noncash  items deducted from (included in) income:
    Depreciation and amortization                                      52,375        47,201
    Provision for bad debt                                            125,861        42,000
    Stock issued for services rendered                                     --        10,125
  (Increase) decrease in:
    Accounts receivable                                              (121,939)     (134,961)
    Inventory                                                              --        (1,000)
    Prepaid expenses                                                   35,176        35,844
    Security deposits                                                  (8,500)      (26,015)
  Increase (decrease) in:
    Accounts payable and accrued expenses                               2,323        (7,078)
    Deposits on franchise acquisitions                                     --       140,000
    Payroll and other taxes payable                                     8,019       (27,226)
    Deferred income                                                    (7,875)           --
    Security deposits                                                   6,500        25,500
                                                                    ---------     ---------
      Net Cash Provided by (Required for) Operating Activities       (143,140)      173,679
                                                                    ---------     ---------

CASH PROVIDED BY (REQUIRED FOR) INVESTING ACTIVITIES

  Issuance of notes and loans receivable                             (150,000)     (308,900)
  Repayment of notes and loans receivable                             174,615       (46,184)
  Purchase of intangible asset                                        (55,747)     (276,564)
  Purchase of property and equipment                                  (17,090)      (10,000)
  Proceeds on sale of equipment                                            --        38,589
                                                                    ---------     ---------
      Net Cash Provided by (Required for) Investing Activities        (48,222)     (603,059)
                                                                    ---------     ---------

CASH PROVIDED BY (REQUIRED FOR) FINANCING ACTIVITIES
  Repayment of notes payable                                          (10,057)      (61,567)
  Proceeds on stock issuance, net of issue costs                           --       613,750
                                                                    ---------     ---------
      Net Cash Provided by (Required for) Financing Activities        (10,057)      552,183
                                                                    ---------     ---------
        Net Increase (decrease) in Cash                              (201,419)      122,803
Cash and cash equivalents
  at beginning of the period                                          373,398       452,124
                                                                    ---------     ---------
Cash and cash equivalents
  at end of the period                                              $ 171,979     $ 574,927
                                                                    =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                        29,524        21,656
  Income taxes paid                                                     2,883         9,203

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 vs Three Months Ended September 30, 1999

         Revenue decreased to $232,000 in the third quarter of 2000 from $358,000 in the third quarter of 1999, representing a 35% decrease. The decrease in revenue during the third quarter of 2000 was predominately attributed to the greater level of sales in 1999 of new area and individual franchises as well as the greater volume of equipment sales to franchisees during that period, offset by increases in retail sales by Company owned stores and rental income during the year 2000.

         Operating costs decreased to $88,000 in the third quarter of 2000 from $132,000 in the third quarter of 1999, a 33% decrease. As a percentage of revenue, operating costs increased minimally to 38% in the third quarter of 2000 from 37% in the third quarter of 1999.

         Selling, general and administrative expenses increased to $307,000 in the third quarter of 2000 from $265,000 in the third quarter of 1999, a 16% increase. This increase is primarily due to increases in bad debt expense of $48,000, and professional fees of $31,000, offset by decreases in fees of $11,000, salaries of $9,000, the cost of operations of Company owned stores of $5,000, printing of $5,000 and telephone expenses of $4,000. The increase in bad debt expense was due to a more conservative policy toward evaluating the Company's receivables, as well as to an increase in the volume of receivables generated from royalty income. The increase in profession fees was primarily attributable to the cost of pursuing non-performing trade and notes receivables. The decrease in fees was attributable to mortgage costs and greater filing fees in 1999. The decrease in salaries was primarily due to a reduction in salaries taken by officers and to personnel hired in 1999 in connection with Company owned stores. The decrease in cost of operations of Company owned stores was due to the sale of two stores during the second and third quarter of 1999.

Nine Months Ended September 30, 2000 vs Nine Months Ended September 30, 1999

         Revenue decreased to $724,000 through the third quarter of 2000 from $888,000 through the third quarter of 1999, representing an 18% decrease. The decrease in revenue during the first nine months of 2000 was predominately attributed to the greater level of equipment sales to franchisees through the third quarter of 1999, the greater volume of sales of new area and individual franchises in 1999, and the decline of retail sales of Company owned stores during the year 2000. These decreases were significantly offset by increases in rental income and royalties.

         Operating costs decreased to $208,000 during the first nine months of 2000 from $366,000 during the same period of 1999, a 43% decrease. As a percentage of revenue, operating costs decreased to 29% during the first nine months of 2000 from 41% during the same period of 1999. The decrease is primarily attributable to equipment sales in 1999. This equipment was sold to franchisees at minimal gross profit. Accordingly, these sales, amounting to $234,000, decreased revenues with an equal corresponding decrease in cost of sales. This resulted in a decrease in the Company's overall gross profit percentage.

         Selling, general and administrative expenses increased to $754,000 for the first nine months of 2000 from $729,000 during the first nine months of 1999, a 3% increase. This increase is primarily due to increases in professional fees of $80,000, and bad debt expense of $83,000 offset by decreases in the cost of operations of Company owned stores of $66,000, the loss on sale of subsidiaries of $53,000 and salaries of $15,000. The increase in professional fees was primarily due to greater than anticipated costs in connection with the audit of the Company's 1999 financial statements, preparation of Form 10 to become a reporting entity in compliance with SEC regulations, and the increase in costs to pursue non-performing trade and notes receivables. The increase in bad debt expense was due to the Company's change to a more conservative policy in evaluating receivables, as well as to an increase in the volume of receivables generated from royalty income. The decrease in the cost of operations of Company owned stores was due to the sale of two Company owned stores during the second and third quarters of 1999. The loss on sale of subsidiaries corresponds to the sale of a subsidiary during July of 1999. The decrease in salaries was primarily due to a reduction in salaries taken by officers and to personnel hired in 1999 in connection with Company owned stores.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at September 30, 2000 was $345,000, compared to working capital of $581,000 at December 31, 1999. The ratio of current assets to current liabilities was 2.4:1 at September 30, 2000 and 3.7:1 at December 31, 1999. Cash flow used for operations through the third quarter of 2000 was $143,000, compared to cash flow provided by operations through the third quarter of 1999, of $174,000.

         Accounts receivable - trade increased to $314,000 at September 30, 2000 from $199,000 at December 31, 1999.

         Accounts payable decreased to $83,000 at September 30, 2000 from $104,000 at December 31, 1999.

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

         The Company currently has a bank line of credit amounting to $200,000. At September 30, 2000, all of the credit line was available.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         a) On July 12, 2000 we initiated an action in the U.S. District Court, Eastern District of New York for a declaratory judgment and to enjoin a threatened termination of franchise by Wick-Fraser, a Minnesota franchisee, which franchise was acquired from American Brake Service. The action is still pending.
         b) On September 15, 2000 we initiated an action in the U.S. District Court for the Eastern District of New York against Douglas Claeys, a Minnesota franchisee, for declaratory judgment and to enjoin termination of a franchise, which franchise was acquired from American Brake Service. The action is still pending.
         c) On September 23, 2000 we initiated an arbitration proceeding before the American Arbitration Association to recover royalty payments due from Davy's Locker, a Georgia franchisee. The matter is still pending.
         d) On August 2, 2000 we commenced a proceeding before the American Arbitration Association for royalties from Joseph Golden III, a Massachusetts franchisee, which franchise was acquired from American Brake Service. The matter is still pending.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K
                  1) The Company filed a Form 8-K with the Securities Exchange Commission dated August 4, 2000 to disclose change of the Company's accounting firm.
                  2) The Company filed a Form 8-K/A with the Securities Exchange Commission dated August 14, 2000 to change misstated information on Form 8-K filed on August 4, 2000.

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