Form 10KSB
period 2000-12-31
TILDEN ASSOCIATES INC
filed 2002-02-22
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                       Commission File Number: 0001027484

                             TILDEN ASSOCIATES, INC.
                 (Name of small business issuer in Its Charter)

           DELAWARE                                   11-3343019
-------------------------------------------------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)


                          1325 Franklin Ave. Suite 165,
                           Garden City, New York 11530
               (address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, including area code: (516) 746-7911

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Each Class:
                    Common Stock (par value $.0005 per share)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days. YES   NO [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year. - $1,029,679.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $409,499 based upon the $0.10 average bid price of these shares on the NASDAQ Stock Market for the period January 1, 2000 through December 31, 2000.

     As of January 29, 2002, there were 9,719,028 outstanding shares of Common Stock, $.005 par value per share.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 1325 Franklin Avenue, Suite 165, Garden City, New York, 11530.

S. G. Tilden Incorporated was founded by the late Sidney G. Tilden in 1923. Prior to 1966, S.G. Tilden Incorporated operated Company run brake shops. In 1966 S.G. Tilden Incorporated sold its individual shops to its then shop managers who became franchisees of S.G. Tilden Management Corp. In 1995 Tilden Associates Inc. acquired the business of S.G. Tilden Management Corp. S.G. Tilden Management Corp., at the time of the sale, had nine (9) operating franchises. One franchise closed within six (6) months of transfer, and another was bought back as a company store in 1998. The royalty income from those nine
(9) operating franchises was excluded from the sale. The seven (7) remaining franchises of S.G. Tilden Management Corp. work, in many other respects, with the other franchises and Tilden Associates, Inc. and its franchises, including performing training services and joint marketing of related activities. Prior to May of 1998, exclusive of the aforesaid seven (7) franchises, which the Company received no royalties from, the Company had established franchises in Verona, New Jersey, Baldwin, New York and Boynton Beach in Palm Beach County, Florida. The company also opened two (2) locations in Texas, as well as one (1) in California.

In June of 1998 the Company entered into an agreement with Esther Muram to purchase B&E Auto Center, Inc. and several other associated Corporations collectively known as the "Brake World Franchise System" ("Brake World"). In acquiring Brake World, the company acquired twenty-one (21) franchises, all of which were operating in the State of Florida. Such franchises performed brake servicing as their primary business with additional auto services on a very limited basis. Approximately six (6) of those franchises, at the time of the transaction, were engaged in litigation with Brake World, primarily relating to the non-payment of royalties. Five (5) of those litigations remain ongoing, of which two (2) are in the process of being settled by the Company. One litigation was resolved early on, which ultimately resulted in the closure of a franchise.

In addition, in 1998 the Company, at various times, operated two (2) Company stores, one (1) of which was opened as a Company store with the intention of being operated as a Company store until sold. One Company store was the franchise purchased by the Company from one of the original nine (9) franchisees of S.G. Tilden Management Corp. This store, which was initially acquired by the Company from the franchisee, was subsequently sold to a new franchisee. At the end of the calendar year 1998, the Company had thirty-eight (38) franchise and Company owned stores in operation, including one (1) Company store, the seven
(7) stores acquired from S.G. Tilden Management Corp., and the twenty-one (21) stores acquired from Brake World of which only fifteen (15) stores are considered franchises in good standing, and six (6) franchises which are involved in litigation described herein.

In January of 1999, the Company purchased from American Brake Service, Inc. thirteen (13) additional stores. In 1999 the Company's one (1) remaining Company store was sold to a franchisee. An additional store was bought from a franchisee in 1999, operated as a Company store for a brief period of time, and then sold to a new franchisee. There was also an additional store opened and then sold to a franchisee during 1999.

By the end of 1999, the Company had fifty six (56) franchises operating under its name, including: the seven (7) from S.G. Tilden Incorporated, from which the Company received no royalties, the fifteen (15) franchises in good standing acquired from Brake World now being operated under Tilden Brake World, Inc., the thirteen (13) franchises acquired from America Brake service, Inc., now being operated under Tilden ABS, Inc., three (3) company-owned stores that were sold to franchisees, and seventeen (17) additional new franchisees, making a total of fifty-five franchises and Company stores plus an additional disputed franchises in litigation. All franchises do all forms of auto repairs, although the Brake World franchises and the American Brake service franchises initially focused primarily on brake and brake related repairs. At the end of 2000, the Company had fifty two (52) franchises.

In addition to the Company's primary business, which is selling franchises and collecting royalties therefrom, the Company also has a wholly owned subsidiary, Tilden Equipment Corp., which sells shop equipment for auto repair shops. To date, Tilden Equipment Corp. sales have been limited to the Company's franchise locations and Company stores. The Company hopes, in the future, to market the equipment to third parties.

In addition, the Company owns a number of realty corporations, which corporations are obligated on leases for one of more of the Company's franchise locations.

                     REGULATORY REQUIREMENTS FOR FRANCHISING
                     ---------------------------------------

Franchising is both regulated by the Federal Trade Commission and many of the states. The Company believes it is in compliance with all the rules of the Federal Trade Commission and is registered in the following states to sell franchises: California, Florida, Indiana, Minnesota, New York, Rhode Island, Virginia. There are approximately 35 States which have no registration requirements.

The Company generally competes in the sale of franchises with other companies of similar size and similar resources. The larger automotive franchises usually already exist in the areas where the Company seeks to sell its franchises, so they are not competing for franchise sales in the areas where the Company seeks to sell its franchises.

The Company's individual franchisees compete with other franchise operators, large company run stores and individual operators, both brake specialists and parties performing general automotive repairs. The Company believes that its franchise operators are able to compete, both financially and in providing service, with its competitors.

ITEM 2.  DESCRIPTION OF PROPERTY

     PREMISIS: Tilden, 1325 Franklin Ave., Suite 165, Garden City, NY 11530

The company leases office space from a related party who is the company's attorney as well as a director and officer, under a sublease agreement. The sublease agreement is on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

The company has during the year 2000 initiated several proceedings against franchisees in an effort to enforce the Franchise Agreements. In most of the lawsuits, the defaulting franchisee has interposed a counterclaim. None of the counterclaims involve a claim for damages in an amount which the company deems significant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "TLDN". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2000 and 1999. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         2000                                                HIGH           LOW
         ----                                                ----           ---
FIRST QUARTER
Common Stock ...............................                 0.406         0.187

SECOND QUARTER
Common Stock ...............................                 0.187         0.020

THIRD QUARTER
Common Stock ...............................                 0.125         0.035

FOURTH QUARTER
Common Stock ...............................                 0.290         0.060

         1999                                                HIGH           LOW
        -----                                                ----          ----
FIRST QUARTER
Common Stock ...............................                 2.625         0.562

SECOND QUARTER
Common Stock ...............................                 0.937         0.593

THIRD QUARTER
Common Stock ...............................                 0.625         0.343

FOURTH QUARTER
Common Stock ...............................                 0.562         0.250


     The Company has not declared cash dividends on its Common Stock and does not intend to do so in the foreseeable future. If the Company generates earnings, management's policy is to retain such earnings for further business development. It plans to maintain this policy as long as necessary to provide funds for the Company's operations. Any future dividend payments will depend upon the Company's earnings, financial requirements and other relevant factors, including approval of such dividends by the Board of Directors.

     As of January 29, 2002, there were 69 shareholders of record of the Company's common stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

     N/A

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company's need for additional financing, competition in the finance industry for retail automobile and truck repair service, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW
--------

     Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademark. The Company's operations are based at 1325 Franklin Avenue, Suite 165, Garden City, New York, 11530.

RESULTS OF OPERATIONS
---------------------

Fiscal 2000 Compared to Fiscal 1999
------------------------------------------------------------------------

     Revenue decreased to $1,029,679 in the year 2000 from $1,361,213 in the year 1999, representing a 24% decrease. The decrease in revenue during the year 2000 was predominately attributed to the greater level of sales in 1999 of new area and individual franchises as well as the greater volume of equipment sales to new franchisees during that period, offset by increases in retail sales by Company owned stores and rental income during the year 2000.

     Operating costs decreased to $449,175 in the year 2000 from $634,547 in the year 1999, a 29% decrease. This decrease was due primarily to the decrease in revenue. As a percentage of revenue, operating costs decreased to 44% in the year 2000 from 47% in the year 1999. This decrease was due to the decrease in revenue from new area and individual franchises, which generally have lower operating costs associated with them.

     Selling, general and administrative expenses increased to $1,309,906 in the year 2000 from $891,080 in the year 1999, a 47% increase. This increase is primarily due to increases in bad debt expense of $360,220, professional fees of $29,857, consulting expenses of $35,493, and officer salaries of $24,988 partially offset by decreases in advertising of $33,401. The increase in bad debt expense was due to a more conservative policy toward evaluating the Company's receivables, as well as to an increase in the volume of receivables generated from royalty income. The increase in professional fees was primarily attributable to the cost of pursuing non-performing trade and notes receivables. The increase in consulting expense was due to a consulting agreement in which the parties performed training and continuing education of new and existing franchisees. The increase in officer salaries was due to normal annual pay increases. The decrease in advertising was attributable to a reduction in advertising and promotional activities. During the year 2000, five (5) franchises were terminated and the company added two (2) franchises.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at December 31, 2000 was $53,912, compared to working capital of $581,063 at December 31, 1999. The ratio of current assets to current liabilities was 1.14:1 at December 31, 2000 and 3.66:1 at December 31, 1999. Cash flow used for operations for the year of 2000 was $163,652, compared to cash flow used by operations for the year of 1999, of $305,668.

     Accounts receivable - trade increased to $288,293 at December 31, 2000 from $199,142 at December 31, 1999.

     Accounts payable and accrued expenses increased to $207,565 at December 31, 2000 from $104,420 at December 31, 1999.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business. The Company's current business plan and objective is to continue expanding the number of franchises in its system through sales of new franchises, as well as through acquisitions of other franchises similar to the acquisitions they have done in the past.

     In 2000, the Company obtained bank financing in the sum of $350,000, $150,000 of which is a five (5) year term loan (which replaced $150,000 loan that was on the balance sheet for the calendar year ending December 31, 1999 baring interest at the rate of 15%), and $200,000 of which is a line of credit. The Company, as of December 31, 2000, has used $102,965 of the line to repurchase the area rights to southern Florida. In addition to the above, the Company has a ten (10) year mortgage with a balance remaining of $214,426 as of December 31, 2000 on a piece of property acquired by one of its subsidiaries in West Hempstead, New York. In regards to the same transaction the Company owes an indebtedness of $24,152 as of December 31, 2000, payable over five (5) years. The Company has not paid any dividends in the past and does not contemplate paying any in the foreseeable future. Some of the Company's subsidiaries on properties which franchises are located, either own the real estate subject to a mortgage or are parties to leases relating to the franchise's location. The parent Company has no legal responsibilities for any of these obligations. In addition to the above, the Company has approximately $50,000 in working capital and approximately $100,000 available on its credit line which it believes will be sufficient for at least the next twelve (12) months of operations.

In addition, several franchisees are significantly in arrears in the payment of royalties. Management, however, has addressed their arrearage on an individual basis and resolutions are negotiated which will keep the franchisees on a current and continuous payment schedule.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A new independent accountant has been engaged as the principal accountant to audit the registrant's financial statements, who is identified as: Goldstein & Ganz, P.C., 98 Cuttermill Road, Suite 364, Great Neck, New York 11021. The retention was made on August 1, 2000.

The basis for the retention of the new accountant to succeed the former accountant was not in any manner based upon disagreements over the accounting policies of the Company, but solely based upon the disagreement over the amount of fees payable by the Company for the professional services to be rendered.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's Certificate of Incorporation provides for no less than three
(3) Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of Six (6) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive Officers are listed below:

                                    POSITIONS
NAME                       AGE      W/COMPANY                    DIRECTOR SINCE

Robert Baskind             59       Chairman of the Board,            1996
                                    President, Chief Executive
                                    Officer

Marvin Kramer              67       Senior Vice-President of Law      1996
                                    and Finance, Director

Arthur Singer              33       Vice-President, Chief Operating   1996
                                    Officer, Director

Joseph Montefusco          66       Director                          1996

Thomas Montefusco          39       Director                          1996

William Cahill             72       Director                          1996

DIRECTORS
---------

     Robert Baskind is a founding stockholder and was employed as a registered representative by On-Site Trading, Inc., a registered Broker Dealer and a member of the National Association of Security Dealers, Inc. Prior thereto and since 1992, Mr. Baskind was employed with Trading Places, Inc., a franchise sales organization and business broker. Mr. Baskind has many years of experience as a franchiser and business Broker specializing in business automotive services and was entrepreneurially involved in many of these entities.

     Marvin Kramer is a practicing attorney in the State of New York and is a graduate of Wharton School of Finance of the University of Pennsylvania and New York University Law School. For More than twenty-seven (27) years, Mr. Kramer's principal field of expertise has been representation of the automotive industry including every aspect thereof from small retail service stations to major terminals and cargo facilities. Mr. Kramer began representing Snapple Beverage Corp. in 1989 when it was a small privately held company and helped to develop it into a major publicly held corporation. In December 1996, while he was its general counselor and secretary, Snapple Beverage Corp. was acquired by Quaker Oats Company for $1.7 billion.

     Arthur Singer is a graduate of the State University at Albany. He has devoted his entire career to Sales and Marketing. From 1990, Mr. Singer has worked for Carrington Laboratories, Inc. He has a documented track record of success in field sales and sales management. As Regional Sales Manager of this publicly held bio-pharmaceutical company, his duties included training and development of new sales representatives for the launching of new products in the development of educational programs and in the development of goals, strategies and budgets for that company's sales force. Mr. Singer's experience included working on the distribution of products and working with buying groups. During his employment with Carrington, Mr. Singer has, on more than one occasion, been selected "Sales Person of the Year", and on one occasion was selected as "Regional Manager of the Year" for the entire United States.


     Joseph Montefusco has been the Owner and Operator of a Tilden for Brakes
Car Care Center(TM) at 800 New York Avenue, Huntington, New York 11743 since
1966. Mr. Montefusco trains and indoctrinates all franchisees, periodically visits all franchise locations, conducts continuing education for all franchisees and generally supervises franchisees in the performance of their obligation under the franchise agreement. Mr. Montefusco has received no compensation for serving as a Director but his corporation, Tilden Huntington, Inc., acts as a paid consultant for the company.

     William Cahill has been Legal Counsel to the original S.G. Tilden
Management Corp. and was President of The Permafuse Corp. in Westbury, New York, which manufactures adhesives and machinery used in automobile brake applications. During the past seven (7) years, his principal occupation has been the private practice of law in New York State.

     Thomas Montefusco is presently the Manager and Trainer at the Company's franchise located at 800 New York Avenue, Huntington, New York and has been engaged in these activities since 1989. Mr. Montefusco has achieved full certification as a New York State Automotive Inspector, has been approved as a New York State Automotive Technician in Computers, Emissions, Electronics, Fuel
Injection, Air Conditioning. Mr. Montefusco has an active role in Tilden
Huntington, Inc.'s consulting services to the Company.

         Section 16(a) Beneficial Ownership Reporting Compliance

     To the Company's knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, the Company's officers, directors, and 10% shareholders complied with all applicable
Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2000, 1999 and 1998. No other executive officer's received salary and in any such year.

SUMMARY COMPENSATION TABLE
                                                                                               Long Term
                                                                                             Compensation
                                           Annual                                             Securities
                                        Compensation                           Other Annual   Underlying
Name and Principal Position                 Year         Salary        Bonus   Compensation   Options (#)
---------------------------                 ----         ------        -----   ------------   ----------
Robert Baskind                              2000        $ 75,048         -           -           -
Chairman of the Board,
Chief Executive Officer, &                  1999        $111,000         -           -           -
President
                                            1998        $ 15,000         -           -           -

Arthur Singer                               2000        $ 74,162         -           -           -

                                            1999        $ 88,500         -           -           -

                                            1998        $ 41,000         -           -


Aggregate Option Exercises in Last Fiscal Year and Year-End Options

N/A

     Employment Agreements:

Employment agreements for the year 2000 existed for the following officers and key employees:

     Robert Baskind: An agreement in the amount of $ 110,000 with $ 34,952 deferred. It has been specifically agreed when and if the Company shall have sufficient earnings and cash flow, in the opinion of management, deferred amounts shall be paid. This employee is entitled to five percent (5)% increases on a yearly basis. It is a six (6) year agreement. The agreement employs Mr. Baskind as the president of the Company.

     STOCK OPTION PLANS

In 1997, the Company adopted the Tilden Associates, Inc. Incentive Plan ("the 1997 Plan"). Under the terms of the Plan the Company has reserved 10,000,000 shares subject to options. The Company may issue options for a term of no greater than ten years and at an exercise price no less than 50% of the fair market value of the stock at the time of the grant. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate three months after termination of the employee's employment with the Company.

As of December 31, 2000, the Company granted options to purchase 2,860,000 shares under the 1997 Plan for $.07 per share. As of that date, no options were exercised and all remain outstanding.

Tilden Associates, Inc. 1998 Stock Option Plan

In May 1998, the Company adopted the Tilden Associates, Inc. 1998 Stock Option Plan ("the 1998 Plan"). Under the terms of the Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2000, 554,700 were unexercised and remain outstanding. The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2000 or 1999.

Options for the year 2000 were granted as follows:

     Brakeshop, Inc.  : 400,000 shares
     William Reichert :  15,000 shares

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2000: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

 NAME AND                           BENEFICIAL                PERCENT OF COMMON
 ADDRESS                            OWNERSHIP                 STOCK OUTSTANDING

 Robert Baskind                      3,556,600 (1)                  26.8%
 1325 Franklin Ave.
 Suite 165
 Garden City, NY 11530

 Arthur Singer                       1,351,100 (4)                  10.2%
 1325 Franklin Ave.
 Suite 165
 Garden City, NY  11530

 Joseph Montefusco                   1,450,800 (2)                  11.0%
 800 New York Ave.
 Huntington, NY 11743

 Marvin Kramer                       1,415,800 (5)                  10.7%
 1325 Franklin Ave.
 Suite 165
 Garden City, NY  11530

 William Cahill                        384,740 (3)                   2.9%
 30 Meadow Glen Road
 Northport, NY  11768

 Thomas Montefusco                     210,000 (6)                   1.6%
 800 New York Ave.
 Huntington, NY  11743

 Officers and Directors as a
  group (6 Persons)                  8,368,940                      63.2%


     (1) Ownership includes 125,000 shares and 225,000 options imputed to him from his son(Jason Baskind). Ownership includes 900,000 options.

     (2) Ownership includes 35,000 options imputed to him from son (Pat Montefusco). Ownership does not include 60,000 shares from son (Thomas Montefusco) who is identified separately as a director. Ownership includes 250,000 options.

     (3) Ownership includes 35,000 options.

     (4) Ownership includes 900,000 options.

     (5) Ownership includes 250,000 options.

     (6) Ownership includes 150,000 options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tilden Huntington, Inc. an entity which one of the principals is Joseph Montefusco, had a Consulting Agreement with the Registrant for the year 2000. The consulting services related to operations supervision of Tilden's existing franchises and associated management input.

Marvin E. Kramer & Associates, P.C. is the principal tenant of Suite 165 at premises 1325 Franklin Avenue, Garden City, New York 11530. The Registrant subleases the space used as the corporate offices within said suite from said Professional Corporation on a month-to-month basis at a monthly rent of $3,000. For the year 2000 total rent was paid in the sum of $36,000.

Marvin E. Kramer & Associates, P.C. renders legal services and general counsel services on behalf of the Registrant and is the attorney of record on all corporate matters that have jurisdiction within the State of New York as well as in other related matters, including supervision of out of State litigation. The fees charged by Marvin E. Kramer and Associates, P.C. are based on hourly services rendered. During the year 2000 fees totaling $59,716 were paid

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit  Description:

3.1      Certificate of incorporation of the registrant

3.2      By-laws of the registrant

4.1      Tilden Associates, Inc. incentive plan

4.2      Tilden Associates, Inc. 1998 stock option plan

10.1     Consulting agreement with Tilden Huntington, Inc.

10.2     Employment agreement with the President Robert Baskind.

10.3     Deferred compensation letter for president Robert Baskind

21.1     Subsidiares

23.1     Consent of independent accountants




                    BALANCE OF PAGE LEFT BLANK INTENTIONALLY

                             TILDEN ASSOCIATES, INC.
                            AND SUBSIDIARY COMPANIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page

Independent Auditors' Report........................................    F-2

Independent Auditors' Report - Prior Auditors.......................    F-3

Consolidated Balance Sheets as of December 31, 2000 and 1999........    F-4

Consolidated Statements of Income
for the years ended December 31, 2000 and 1999......................    F-6

Consolidated Statements of Cash Flows
for the years ended December 31, 2000 and 1999......................    F-7

Consolidated Statements of Shareholders'
Equity for the years ended December 31, 2000 and 1999...............    F-8

Notes to Consolidated Financial Statements..........................    F-9

Independent Auditors' Report on Supplemental Financial Information      F-22

Independent Auditors' Report on Supplemental Financial Information
- Prior Auditors ...................................................    F-23

Consolidated Statement of Selling, General and Administration Expenses  F-24

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021
                              ---------------------
                                 (516) 487-0110
                            Facsimile (516) 487-2928



                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Tilden Associates, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheet of Tilden Associates, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tilden Associates Inc. and subsidiaries as of December 31, 1999, were audited by other auditors whose report dated March 4, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered a loss from operations, a decline in revenue and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.


Great Neck, New York                                 Goldstein & Ganz, CPA's, PC
April 13, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Tilden Associates, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheet of Tilden Associates, Inc. and subsidiaries as of December 31 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Tilden Associates Inc. and subsidiaries as of December 31, 1998, were audited by other auditors whose report dated April 19, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of any material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries at December 31, 1999, and the results of its operations and its cash flows for the year then ended December 31, 1999, in conformity with generally accepted accounting principles.


Carle Place, New York                                Polansky Kulberg & Co., LLP
March 4, 2000

                             TILDEN ASSOCIATES, INC.
                            AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS


                                                       December       December
                   ASSETS                              31, 2000       31, 1999
                                                      ----------     ----------
Current Assets
  Cash ...........................................    $  101,730     $  373,398
  Accounts and notes receivable, net of allowance
    for doubtful accounts ........................       266,875        308,181
  Prepaid expenses ...............................        67,183        117,949
                                                      ----------     ----------
      Total current assets .......................       435,788        799,528

Property and equipment net of accumulated
  depreciation of $16,483 and $6,655 .............       327,726        319,946

Other Assets
  Intangible assets, net .........................       719,166        504,816
  Security deposits ..............................        72,222         64,002
  Accounts and notes receivable, net of allowance
    for doubtful accounts ........................       187,795        581,014
                                                      ----------     ----------
      Total other assets .........................       979,183      1,149,832
                                                      ----------     ----------

      Total Assets ...............................    $1,742,697     $2,269,306
                                                      ==========     ==========


                 See Notes to Consolidated Financial Statements

                             TILDEN ASSOCIATES, INC.
                             AND SUBSIDIARY COMPANIES

                     CONSOLIDATED BALANCE SHEETS (Continued)



       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses ...........   $  207,565     $  104,420
  Deposits on franchise acquisitions ..............       55,000         40,000
  Income taxes payable ............................        7,500          7,798
  Current portion of notes payable ................      100,078         58,372
  Deferred income .................................       11,733          7,875
                                                      ----------     ----------
      Total current liabilities ...................      381,876        218,465

Non-current liabilities
  Notes payable - net of current portion ..........      407,104        374,253
  Income taxes payable - deferred .................       33,925         66,525
  Security deposits ...............................       48,469         41,969
                                                      ----------     ----------
      Total non-current liabilities ...............      489,498        482,747
                                                      ----------     ----------

Shareholders' Equity

  Capital Stock - 30,000,000 authorized, Par value,
    $.005, 9,550,903 and 9,450,903 issued and
    outstanding at December 31, 2000
    and December 31, 1999, respectively ...........        4,729          4,725
  Additional paid in capital ......................    1,582,201      1,576,204
  Retained earnings (deficit) .....................     (695,607)         7,165
                                                      ----------     ----------
                                                         891,323      1,588,094
  Less: treasury stock - 40,000 shares,
    stated at cost ................................       20,000         20,000
                                                      ----------     ----------
      Total shareholders' equity ..................      871,323      1,568,094
                                                      ----------     ----------
      Total liabilities and shareholders' equity ..   $1,742,697     $2,269,306
                                                      ==========     ==========

                See Notes to Consolidated Financial Statements

                             TILDEN ASSOCIATES, INC
                            AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                       Year Ended December 31,
                                                        2000           1999
                                                     -----------    -----------
Revenues:
     Initial franchise acquisition fees ..........   $    55,000    $   265,500
     Area developer fees .........................        46,017        150,000
     Royalty fees ................................       498,026        457,629
     Sales from operation of company stores ......       172,044        113,403
     Sale of equipment purchased for resale ......         8,788        297,788
     Advertising fees ............................        48,722         43,998
     Rental income ...............................       191,817         28,942
     Miscellaneous income ........................         9,265          3,953
                                                     -----------    -----------
                                                       1,029,679      1,361,213
                                                     -----------    -----------

Operating Costs:
     Broker's fees ...............................         6,000         35,925
     Franchise development fees ..................        71,158         85,848
     Costs of operation of company stores ........       180,052        204,210
     Purchase of equipment for resale ............        10,538        280,822
     Advertising costs-cooperative ...............        48,160            -
     Rent from realty corporations ...............       133,267         27,742
                                                     -----------    -----------
          Total cost of operations ...............       449,175        634,547
                                                     -----------    -----------
Gross profit .....................................       580,504        726,666

Selling, general and administrative expenses: ....     1,309,906        891,080
                                                     -----------    -----------
     Income (loss) from operations before
         Other income and expenses ...............      (729,402)      (164,414)

Other income (expenses):
     Interest income .............................        36,961         42,482
     Interest expense ............................       (40,646)       (32,381)
     Gain on sale of assets ......................           -          365,579
                                                     -----------    -----------
          Total other income (expenses) ..........        (3,685)       375,680

Net income (loss) before provision
  for income taxes ...............................      (733,087)       211,266

Provision for income taxes:
     Provision for income taxes - current ........         2,285         15,730
     Provision for income taxes - deferred .......       (32,600)        66,525
                                                     -----------    -----------

Net income (loss) ................................   $  (702,772)   $   129,011
                                                     ===========    ===========
Weighted average number of shares outstanding ....     9,459,670      9,244,821
                                                     ===========    ===========
Basic and diluted net income (loss)
      per common share ...........................   $      (.07)   $      0.01
                                                     ===========    ===========


                 See Notes to Consolidated Financial Statements

                             TILDEN ASSOCIATES, INC.
                            AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Year Ended December 31,
                                                           2000          1999
                                                         ---------    ---------
Operating Activities
Net income (loss) ....................................   $(702,772)   $ 129,011
Adjustments to reconcile net cash provided
  by operating activities:
 Provision for bad debt ..............................     436,811       21,541
 (Gain) Loss on sale of assets .......................         -       (365,579)
 Loss on sign write off ..............................         -            480
 Depreciation and amortization .......................      77,495       62,386
 Stock issued for services rendered ..................       6,001       13,504
 Amortization of deferred income .....................     (13,743)         -
Cash flow increase (decrease) from changes in
operating assets and liabilities:
 Accounts and notes receivable .......................     (92,737)    (227,237)
 Prepaid expenses ....................................      50,766       40,933
 Security deposit receivable .........................     (17,120)     (21,705)
 Accounts payable and accrued expenses ...............     103,145     (100,950)
 Deposit on franchise acquisitions ...................      15,000       25,000
 Deferred income .....................................         -          7,875
 Income taxes payable ................................        (398)       7,798
 Security deposits payable ...........................       6,500       34,750
 Income taxes payable - deferred .....................     (32,600)      66,525
                                                         ---------    ---------
 Net cash provided from (used for)
   operating activities ..............................    (163,652)    (305,668)
                                                         ---------    ---------
Investing activities:
 Cash paid for intangible assets .....................    (165,651)    (146,683)
 Cash for property and equipment .....................     (16,922)     (82,106)
Payments relating to sale of assets ..................         -        (16,652)
                                                         ---------    ---------
 Net cash provided from (used for) investing
   activities ........................................    (182,573)    (245,441)
                                                         ---------    ---------

Financing activities:
 Proceeds on notes payable ...........................     278,454       30,000
 Repayments of notes payable .........................    (203,897)     (61,635)
 Payments under capital leases .......................         -         (1,732)
 Proceeds from stock issuance, net of issue costs ....         -        505,750
                                                         ---------    ---------
 Net cash provided from (used for)
   financing activities ..............................      74,557      472,383
                                                         ---------    ---------
 Net increase (decrease ) in cash ....................    (271,668)     (78,726)
 Cash at beginning of period .........................     373,398      452,124
                                                         ---------    ---------
 Cash at end of period ...............................   $ 101,730    $ 373,398
                                                         =========    =========


                 See Notes to Consolidated Financial Statements


                             TILDEN ASSOCIATES, INC.
                            AND SUBSIDIARY COMPANIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                       Common Stock        Additional   Retained
                                   --------------------     Paid in     Earnings       Treasury stock
                                      Shares     Amount     capital     (deficit)     Shares     Amount         Total
Balance, December 31, 1998          8,441,000  $  4,221   $  949,329   $ (121,848)    40,000   $ (20,000)   $  811,702
Issuance of stock for
  Intangible assets                   108,125        54      108,071          -          -           -         108,125
Exercise of options                    25,000        12       12,488          -          -           -          12,500
Issuance of stock for
  Services rendered                    50,000        25        9,975          -          -           -          10,000
Stock issued, net of issue costs      426,666       213      226,787          -          -           -         267,000
Stock issued, net of issue costs      375,092       188      222,312          -          -           -         222,500
Exercise of options                     7,500         4        3,746          -          -           -           3,750
Issuance of stock for
  Services rendered                    17,520         8        3,496          -          -           -           3,504
Net earnings for the year ended
  December 31, 1999                       -         -            -        129,013        -           -         129,013
                                    ---------  --------   ----------   ----------     ------   ---------    ----------
Balance, December 31, 1999          9,450,903     4,725    1,576,204        7,165     40,000     (20,000)    1,568,094


Issuance of stock for
  Services rendered                   100,000         4        5,997          -          -           -           6,001
Net loss for the year ended
  December 31, 2000                       -         -            -       (702,772)       -           -        (702,772)
                                    ---------  --------   ----------   ----------     ------   ---------    ----------
Balance, December 31, 2000          9,550,903  $  4,729   $1,582,201   $ (695,607)    40,000   $ (20,000)   $  871,323
                                    =========  ========   ==========   ==========     ======   =========    ==========


                 See Notes to Consolidated Financial Statements

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999

NOTE 1 - Summary of Significant Accounting Policies

Business Activity

The company was incorporated in the state of Delaware in June 1995, and is in the business of developing, managing and selling franchises for retail automobile and truck repair service establishments under the name "TILDEN FOR BRAKES CAR CARE CENTERS". The majority of franchises are currently located in New York and Florida with twelve states being represented and expansion plans for several additional states.

Principles of Consolidation

The consolidated financial statements include all wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

Revenue Recognition

The Company recognizes revenue in several ways: Initial fees from sale of franchises, market area sales to market developer partners, royalties (as a percentage of gross revenues) from franchisees, equipment sales, rental of premises to franchisees and the operation of Company owned automotive repair centers which are developed for potential sale to franchisees.

Franchise fee revenue for initial franchise fees and from market area sales to market developer partners, is recognized upon the execution of a franchise agreement and when all material services or conditions relating to the sale have been successfully completed by the Company. Market developer partners receive a percentage of royalty fees for development and management of their market, and are responsible for substantially all training and other services required in opening new franchises in their regions.

Equipment sales are recorded upon delivery and installation of equipment to franchisees.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments with original maturities of less than three months.

Advertising Costs

The Company's franchise agreement requires that franchisees remit advertising fees to a cooperative advertising fund managed by the Company. Corporate advertising is expensed as incurred.

Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires that an asset and liability based approach be used in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of the temporary differences of revenue and expense items for financial statement and income tax purpose. Valuation allowances are provided against assets, which are not likely to be realized.

Leases

Leases that transfer substantially all of the risks and benefits of ownership are treated as capital leases. Capital leases are included in property and equipment and are depreciated over their estimated useful lives using the straight-line method.

Intangible Assets

The capitalized cost of intangible assets are amortized over their expected period of benefit on a straight-line basis, generally 10 to 20 years for franchise rights, 20 years for trademarks, and 15 to 40 years for goodwill.

Presently, the Company owns the trademarks "Tilden for Brakes Car Care Centers", " Brakeworld" and "American Brake Service".

Accounts and Notes Receivable

Accounts and notes receivable are primarily recorded for royalty income, rental income, and franchise and market area sales. In instances where the Company provides financing to franchisees and provides payment arrangements which allow for payments to be received over a period greater than one year, non-current receivables are recorded at the present value of estimated future cash flows.

In most instances, financing of franchisees is secured by notes receivable and collateralized by shop equipment and franchise rights (see Note 2).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 39 years for buildings, and 3 to 7 years for furniture and equipment. Expenditures for repairs and maintenance are expensed as incurred.

Earnings Per Share

Earnings per share ("EPS") has been calculated in accordance with Statement of Financial Accounting Statement No. 128 ("SFAS No. 128"), which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS NO. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, net income per common share, assuming dilution, is not presents for the year ending December 31, 2000. At December 31, 1999, all of the Company's stock options were excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise price of the options.

Reclassifications

Certain amounts in the 1999 financial statements were reclassified to conform to the 2000 presentation.

NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable at December 31 consists of the following:

                                                         2000         1999
                                                      ---------    ---------
    Trade receivables from franchisees                $ 288,293      199,142

    Installment loans due between June 1, 2000
    and January 1, 2010 with varying interest
    rates between 6.0 and 12.6 percent                  415,457      687,864

    Short-term loans to franchisees due
    within one year                                       8,000       21,936

    Other loans and advances                              4,473       56,844
                                                      ---------    ---------
                                                        716,223      965,786
    Less allowance for doubtful accounts               (261,553)     (76,591)
                                                      ---------    ---------
                                                        454,670      889,195
    Less current portion                               (266,875)    (308,181)
                                                      ---------    ---------
    Non-current accounts and notes receivable         $ 187,795    $ 581,014
                                                      ---------    ---------


NOTE 3 - Property and Equipment

At December 31, property and equipment consists of the following:

                                                         2000         1999
                                                      ---------    ---------
    Building                                          $ 314,720    $ 310,000
    Machinery and shop equipment                         17,188        4,300
    Signage                                               5,623        5,623
    Furniture                                             6,678        6,678
                                                      ---------    ---------
                                                        344,209      326,601
    Less accumulated depreciation                       (16,483)      (6,655)
                                                      ---------    ---------
    Property and equipment, net
      of accumulated depreciation                     $ 327,726    $ 319,946
                                                      =========    =========


Depreciation expense amounted to $9,828, and $3,666 for the years ended December 31, 2000 and 1999, respectively.

NOTE 4 - Intangible Assets

Intangible assets consist of the following:

                                                         2000         1999
                                                      ---------    ---------
        Trademarks                                    $  28,183    $  28,183
        Franchise & market area rights                  770,723      545,515
        Organizational costs                             11,041        7,546
        Other, primarily Goodwill                        54,000            -
                                                      ---------    ---------
                                                        863,947      581,244
        Less accumulated amortization                  (144,781)     (76,428)
                                                      ---------    ---------
        Intangible assets, net
           of accumulated amortization                $ 719,166    $ 504,816
                                                      =========    =========

Current year additions to franchise rights include $225,705 resulting from the acquisition of market area rights (see Note 13). Current year additions resulting from the acquisition of a company-operated store in Port Chester, New York include goodwill of $48,000 and covenants not to compete of $6,000.

Amortization expense for the years ended December 31, 2000 and 1999 were $68,353 and $56,879, respectively.

NOTE 5 - Notes Payable

At December 31, notes payable consists of the following:

                                                         2000         1999
                                                      ---------    ---------
         Mortgage payable bearing interest at 9%
         maturing October 2009                        $ 214,426    $ 229,601

         Bank loan bearing interest at 9%
         maturing March 2005                            131,555            -

         Credit line bearing interest at prime
         plus 2.5% due October 2003                     102,965            -

         Various notes and loans at varying
         interest rates ranging from 9.0% to
         15.0%, maturing September 2001 through
         August 2009                                     58,236      203,024
                                                      ---------    ---------

                                                        507,182      432,625
         Less current portion                          (100,078)     (58,372)
                                                      ---------    ---------

         Notes payable, net of current portion        $ 407,104    $ 374,253
                                                      =========    =========

Maturities of notes payable for the next five years are as follows:

                       2001                      $100,078
                       2002                        91,262
                       2003                        90,958
                       2004                        64,710
                       2005                        35,379
                    Thereafter                    124,795
                                                 --------
                                                  507,182
               Less current portion               100,078
                                                 --------
                                                 $407,104
                                                 --------

The Company's mortgage payable contains a covenant requiring that the Company maintain a balance of at least $50,000 with the bank. As of December 31,2000, the Company is currently negotiating with the bank to obtain a waiver for the year 2000.

NOTE 6 - Income Taxes

Tilden Associates Inc. and subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

Consolidated income tax expense consists of the following for the years ended December 31;

                                                        2000         1999
                                                      --------     --------
        Current
            Federal                                   $    -       $    -
            State                                        2,285       15,730
                                                      --------     --------
        Total current provision                          2,285       15,730
                                                      --------     --------
        Deferred
            Federal                                    (33,000)      51,000
            State                                          400       15,525
                                                      --------     --------
        Total deferred provision                       (32,600)      66,525
                                                      --------     --------

        Total income tax expense                      $(30,315)    $ 82,255
                                                      ========     ========

Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of December 31;

                                                         2000         1999
                                                      ---------    ---------
        Disallowed bad debt reserve                   $ (67,900)   $ (27,000)
        Deferred installment gains                      (33,000)     128,000
        Officers' deferred salary                       (24,800)      (8,400)
        Net operating loss carry forward                    -        (54,000)
        State tax provision                                 -         27,925
                                                      ---------    ---------
                                                       (125,700)      66,525
        Valuation allowance                              92,700          -
                                                      ---------    ---------
                                                      $ (33,000)   $  66,525
                                                      ---------    ---------

The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the following:

                                                        2000          1999
                                                      ---------    ---------
        U.S. Federal statutory income tax rate              35%          35%
        Change in valuation allowance                      (31)         -
        State income taxes, net of federal
           income tax benefit                              -              6
        Utilization of lower federal tax rates             -             (2)
                                                      ---------    ---------
                                                             4%          39%
                                                      =========    =========

NOTE 7 - Commitments and Contingencies

Leases

The Company through various subsidiaries, sub-leases properties to several franchisees who are ultimately liable for the payment of rent directly to the lessors of these operating leases. Future minimum lease payments under these operating leases for the years ended December 31 are as follows:

                     2001                             $  822,959
                     2002                                806,150
                     2003                                678,558
                     2004                                674,778
                     2005                                662,793
                                                      ----------
              2006 and thereafter                     $1,804,502
                                                      ==========

Employment Agreements

During the year ending December 31, 2000, the president of the Company received an employment contract, which is for a period of six (6) years. Due to the low level of working capital maintained during the year, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2000, the Company was liable for unpaid salary of approximately $35,000. In addition, the Company was liable for approximately $57,000 for salary deferrals agreed to by three additional employees. All unpaid salaries under deferred salary agreements and the employment contract were accrued and included in accrued expenses on the balance sheet at December 31, 2000.

Going Concern

As shown in the accompanying financial statements, the Company's:

     Revenue decreased from approximately $1,361,000 in 1999 to $1,030,000 in 2000;

     Net loss was approximately $702,000 in 2000 as compared to net income of $129,000 in 1999;

     Working capital decreased from approximately $581,000 in 1999 to $54,000 in 2000.

The fact that in 2000, the Company lost $702,000, experienced declines in revenues and working capital of $330,000 and $527,000,respectively, and may require additional sources of outside financing to sustain operations, creates uncertainty about the Company's ability to continue as a going concern.

To address this issue, management of the Company has developed a plan to increase its cash flow by aggressively seeking to expand operations by marketing its franchises in new regions across the country, to sell its Company operated location and thereby, convert it into a productive location and to sell its commercial property. Additionally, the Company may attempt to raise funds through public or private sales of its securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE 8 - Concentration of  Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash, and accounts and notes receivable. At December 31, 2000 and 1999, approximately $27,000 and $170,000, respectively, of the Company's cash on deposit with banks was in excess of the FDIC insured limits. The Company has accounts receivable from franchisees amounting to $288,293 and $199,142 in 2000 and 1999, respectively, net of an allowance for doubtful accounts of $112,904 and $58,130 in 2000 and 1999, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York and Florida.

NOTE 9 - Related Party Transactions

Office facilities

The Company rents office space on a month-to-month basis from a law firm, of which a principal of the law firm is a shareholder and director of the Company. Total rent expense paid to the law firm amounted to $36,000 in 2000 and $29,000 in 1999. The law firm also acts as the Company's general counsel and received $65,000 and $50,000 in legal fees in 2000 and 1999, respectively.

Consulting

During the year ending December 31, 2000, the Company had a consulting arrangement with a corporation owned by one its directors. Under the terms of the arrangement, the director's corporation provided training and continuing education for new franchisees. Prior to 2000, the director received, as consideration for the services provided by his corporations, options to purchase common stock of the Company (see Note 10). Beginning in 2000, as consideration for these services, the director's corporation received $5,000 per month.

NOTE 10 - Stock Options

Tilden Associates, Inc. Incentive Plan

In 1997, the Company adopted the Tilden Associates, Inc. Incentive Plan ("the 1997 Plan"). Under the terms of the Plan the Company has reserved 10,000,000 shares subject to options. The Company may issue options for a term of no greater than ten years and at an exercise price no less than 50% of the fair market value of the stock at the time of the grant. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate three months after termination of the employee's employment with the Company.

As of December 31, 2000, the Company granted options to purchase 2,860,000 shares under the 1997 Plan for $.07 per share. As of that date, no options were exercised and all remain outstanding.

Tilden Associates, Inc. 1998 Stock Option Plan

In May 1998, the Company adopted the Tilden Associates, Inc. 1998 Stock Option Plan ("the 1998 Plan"). Under the terms of the Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2000, 554,700 were unexercised and remain outstanding.

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2000 or 1999.


NOTE 11 - Consulting Agreement

In May 1998 the Company entered into consulting agreements with three brokerage firms to provide public relations and other promotional services over a four-year period. In consideration for these services, the Company issued 750,000 non-restricted shares of its common stock. The fair value of these services is being amortized over the term of the contracts, resulting in current consulting expense of $46,875 per year for each of the years ending December 31, 2000 and 1999.

NOTE 12 - Acquisition of American Brake Service, Inc.

In January of 1999, the Company purchased the assets of the American Brake Service Inc. ("ABS") franchise system, for cash and stock. The purchase price of $233,125, was paid with cash of $125,000 and 108,125 shares of common stock valued at $108,125. Included in the assets purchased are the ABS franchise rights to 13 existing franchises operating in several states valued at $229,125. In addition, included in the assets purchased are the ABS registered trademark, goodwill, as well as office furniture and equipment.

The agreement further obligated the Company to escrow an additional 108,125 shares to be issued if certain benchmarks of performance and revenue were recognized from the ABS assets acquired within twelve months of the acquisition. As of December 31, 1999, these benchmarks were not achieved and, accordingly, under the provisions of the purchase agreement the escrowed shares were returned to the Company.

NOTE 13 - Franchises and Market Area Activities

Franchises

During the years ending December 31, 2000 and 1999, the Company sold two and ten new franchises, respectively. As of December 31, 2000 and 1999, the Company had 52 and 56 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonments.

Market Areas

During the years ending December 31, 2000 and 1999, the Company sold the rights to one and three new market areas, respectively.

During 2000, the Company re-purchased certain market area development rights for $225,705. The terms of the acquisitions provided for cash payments, which were financed through the use of the Company's credit line (see Note 5). These acquisitions give the Company the right to recognize 100% of the revenue generated by the 18 existing franchises within the market areas acquired. The Company believes that these revenues will significantly exceed the revenues that would have been recognized under the previous arrangements.

Company Owned Locations

During the year ending December 31, 2000, the Company acquired one location, which it operated throughout the balance of the year. This location continued to be operated by the Company as of the balance sheet date.

During the year ending December 31, 1999, the Company acquired two locations, which it operated throughout a portion of the year. During that year, these locations, as well as one other, which was previously acquired, were sold as new franchises.

NOTE 14 - Supplemental Cash Flow information

Total interest paid during the years ended December 31, 2000 and 1999, was $40,646 and $32,381, respectively.

Total income taxes paid during the years ended December 31, 2000 and 1999, were $2,583 and $7,932, respectively.

Non-cash transactions recorded during the years ended December 31, 2000 and 1999, consisted of the issuance of the Company's common stock for services performed valued at $6,000 and $13,504, respectively.


NOTE 15 - Quarterly results of Operations (Unaudited)

Below is a summary of the quarterly results of operations for each quarter of 2000 and 1999:

    2000                                       First      Second          Third      Fourth
    Revenues                                $ 277,520   $ 214,460      $ 232,274   $ 305,425
    Gross profit                              213,405     159,218        143,960      63,921
    Net income (loss)                         (26,796)    (42,942)      (165,342)   (467,692)
    Basic and diluted income (loss) per
    common share                                (0.00)      (0.00)         (0.02)      (0.05)


    1999                                       First      Second          Third      Fourth
    Revenues                                $ 142,581   $ 386,799      $ 358,317   $ 473,516
    Gross profit                               98,482     196,803        226,093     205,288
    Net income (loss)                        (125,730)    179,068         17,541      58,132
    Basic and diluted income (loss) per
    common share                                (0.01)       0.02           0.00        0.00


                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021
                              ---------------------
                                 (516) 487-0110
                            Facsimile (516) 487-2928



                           INDEPENDENT AUDITORS REPORT
                      ON SUPPLEMENTAL FINANCIAL INFORMATION


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Garden City, New York

Our report on the audit of the basic consolidated financial statement of Tilden Associates, Inc. and subsidiaries for the year 2000 appears on page F-2. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for 1999 was audited by other auditors whose report dated March 4, 2000 expressed an unqualified opinion on that information.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-24, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for 2000 and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Great Neck, New York                                 Goldstein & Ganz, CPA's, PC
April 13, 2001

                           INDEPENDENT AUDITORS REPORT
                      ON SUPPLEMENTAL FINANCIAL INFORMATION
                      -------------------------------------


To The Board of Directors and Stockholders
Of Tilden Associates, Inc.
Garden City, New York

Our report on the audit of the basic consolidated financial statement of Tilden Associates, Inc. and subsidiaries for the year 1999 appears on page F-3. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information for 1998 was audited by other auditors whose report dated April 19, 1999 expressed an unqualified opinion on that information.

The supplementary information presented in the schedule of operating expenses that appears on page F-24, are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements for 1999 and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Carle Place, New York                              Polansky, Kulberg & Co., LLP.
March 4, 2000

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                                        Year Ended December 31,
                                                          2000          1999
                                                      ----------    ----------

Officer salaries                                      $  224,488    $  199,500
Salaries and wages                                       157,923       146,390
Bad debt expense                                         436,811        76,591
Consulting                                               124,613        89,120
Professional fees                                        124,355        94,498
Amortization expense                                      68,353        56,879
Rent                                                      36,000        32,772
Payroll and other taxes                                   24,579        26,043
Telephone expense                                         20,042        21,014
Advertising                                               18,484        51,885
Travel and entertainment                                  18,345        17,330
Depreciation expense                                       9,828         3,666
Printing and reproduction                                  7,703         9,624
Automobile expense                                         7,491           -
Loss from abandoned franchise                              7,115           -
Fees and licenses                                          6,893        27,479
Office expense                                             4,445         9,677
Postage and delivery                                       3,303         2,178
Real estate taxes                                          2,984           -
Bank charges                                               2,464         1,385
Dues and subscriptions                                     2,000         4,148
Insurance                                                  1,176         4,876
Miscellaneous expense                                        511        11,581
Public relations                                             -           4,444
                                                      ----------    ----------
                                                      $1,309,906    $  891,080
                                                      ==========    ==========

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: November 3, 2001                      TILDEN ASSOCIATES, INC.


                                            By: /s/ ROBERT BASKIND
                                                --------------------------------
                                                Robert Baskind
                                                President and
                                                Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                             Titles                       Date


By: /s/ ROBERT BASKIND          Chairman of the Board,
   --------------------------   President, Chief Executive
   Robert Baskind               Officer (Principal Executive
                                and Financial Officer)          November 3, 2001


By: /s/ MARVIN E KRAMER         Director, Vice President
   --------------------------   Of Law & Finance                November 3, 2001
   Marvin E. Kramer


By: /s/ THOMAS MONTEFUSCO       Director                        November 3, 2001
   --------------------------
   Thomas Montefusco

By: /s/ JOSEPH MONTEFUSCO       Director, Vice President
   --------------------------   Operations                      November 3, 2001
   Joseph Montefusco