Form 10QSB
period 2001-03-31
TILDEN ASSOCIATES INC
filed 2002-04-16
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001

Commission file number 0001027484

                             TILDEN ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                       11-3343019
  ---------------------------------                    -------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                    Identification No.)


             1325 Franklin Avenue, Suite 165, Garden City, NY 11530
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 746-7911
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

        -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002, was 9,550,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Income                       4
                      Consolidated Statements of Cash Flows                   5

Item 2.    Management's Discussion and Analysis or Plan of Operation          6

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  8

Item 2.    Changes in Securities                                              8

Item 3.    Defaults Upon Senior Securities                                    8

Item 4.    Submission of Matters to a Vote of Security Holders                8

Item 5.    Other Information                                                  8

Item 6.    Exhibits and Reports on Form 8-K                                   8

SIGNATURE                                                                     9


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                               March 31, 2001  December 31, 2000
                                                               --------------  -----------------
ASSETS

Current Assets
     Cash and cash equivalents                                  $       8,504     $     101,730
     Receivables from franchisees, net of
       allowance $237,291 and $261,553 at
        March 31, 2001 and December 31, 2000,
         respectively                                                 177,525           266,875
     Inventory                                                          7,525                 -
     Prepaid expense                                                   60,004            67,183
                                                                -------------     -------------
               Total Current Assets                                   253,558           435,788
                                                                -------------     -------------
Property, Plant and Equipment
     Property and equipment, net of accumulated
       depreciation of $19,174 and $16,483 at
        March 31, 2001 and December 31, 2000,
         respectively                                                 325,035           327,726

Other Assets
     Receivables from franchisees, net of current portion             122,002           187,795
     Security deposits                                                 71,722            72,222
     Intangible assets, net                                           697,133           719,166
                                                                -------------     -------------
               Total Other Assets                                     890,857           979,183
                                                                -------------     -------------
               Total Assets                                     $   1,469,450     $   1,742,697
                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                      $     189,829     $     207,565
     Deposits on franchise acquisitions                                61,750            55,000
     Income taxes payable, current                                      8,750             7,500
     Notes payable, current portion                                    95,913           100,078
     Deferred income                                                    7,333            11,733
                                                                -------------     -------------
               Total Current Liabilities                              363,575           381,876
                                                                -------------     -------------

Non-Current Liabilities
     Notes payable, net of current portion                            391,055           407,104
     Income taxes payable, deferred                                         -            33,925
     Security deposits                                                 44,469            48,469
                                                                -------------     -------------
               Total Liabilities                                      799,099           871,374
                                                                -------------     -------------

Shareholders' Equity
     Common stock, $.0005 par value; 30,000,000
       shares authorized, 9,550,903 shares issued
        and outstanding at March 31, 2001 and
         December 31, 2000                                              4,729             4,729
     Additional paid - in capital                                   1,582,201         1,582,201
     Retained earnings (accumulated deficit)                         (896,579)         (695,607)
                                                                -------------     -------------
                                                                      690,351           891,323
                                                                -------------     -------------
     Less: treasury stock - 40,000 shares,
       stated at cost                                                 (20,000)          (20,000)
                                                                -------------     -------------

               Total Shareholders' Equity                             670,351           871,323
                                                                -------------     -------------
               Total Liabilities and Shareholders' Equity       $   1,469,450     $   1,742,697
                                                                =============     =============

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              2001           2000
                                                                         ------------    ------------
Revenues
   Initial franchise acquisition fees                                     $    15,000    $    25,000
   Area developer fees                                                              -         50,000
   Royalty fees                                                               102,464        142,710
   Sales from operation of company stores                                     109,541              -
   Sale of equipment purchased for resale                                       2,398          5,174
   Advertising income                                                          11,508          8,030
   Rental income from real estate rental                                       44,082         45,006
   Miscellaneous income                                                         1,082          1,600
                                                                          -----------    -----------
         Total Revenue                                                        286,075        277,520
                                                                          -----------    -----------
Cost of Operations
   Broker's fees                                                                    -          6,000
   Franchise development fees                                                   7,023         25,045
   Costs of operation of stores                                               121,033              -
   Cost of equipment for resale                                                 2,329          5,508
   Advertising costs                                                           11,480          8,030
   Rent paid for real estate sublease                                          31,905         27,562
                                                                          -----------    -----------
         Total Operating Costs                                                173,770         72,145
                                                                          -----------    -----------

Gross Profit                                                                  112,305        205,375

Selling, general and administrative expenses                                  335,708        235,117
                                                                          -----------    -----------
         Income (loss) from operations before other income and expenses
            and provision for income taxes                                   (223,403)       (29,742)

Other  Income  (Expense)
   Interest  income                                                             1,092         14,175
   Interest  expense                                                          (11,335)       (11,229)
                                                                          -----------    -----------
         Total other income (expenses)                                        (10,243)         2,946
                                                                          -----------    -----------

Income (loss) before provision for income taxes                              (233,646)       (26,796)
Provision for income taxes:
   Current                                                                      1,250              -
   Deferred                                                                   (33,925)             -
                                                                          -----------    -----------
   Total provision for income taxes                                           (32,675)             -
                                                                          -----------    -----------
         Net Income (Loss)                                                   (200,971)   $   (26,796)
                                                                          ===========    ===========

Per Share Data
   Basic and diluted net income (loss)                                        (0.0200)         0.000
                                                                          ===========    ===========
Weighted Average Shares Outstanding
   Basic and diluted                                                        9,550,903      9,450,903
                                                                          ===========    ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                       Three Months Ended March 31,
                                                                     -------------------------------
                                                                          2001              2000
                                                                     -------------     -------------
Operating Activities
  Net income (loss)                                                  $    (200,971)    $     (26,796)
  Adjustments to reconcile net income to net cash
  used for operating activities:
    Depreciation and amortization                                           23,301            17,438
    Provision for bad debt                                                 177,265            28,009
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                          (22,123)          (69,088)
    Inventory                                                               (7,525)                -
    Prepaid expenses                                                         7,179            16,274
    Security deposits                                                          500              (500)
    Accounts  payable and accrued expenses                                 (17,736)          (36,242)
    Deposits on franchise acquisitions                                       6,750           (10,000)
    Income taxes payable, current                                            1,250                 -
    Income taxes payable, deferred                                         (33,925)                -
    Deferred income                                                         (4,400)                -
    Security deposits payable                                               (4,000)                -
                                                                     -------------     -------------
       Net Cash Provided by (Required for) Operating Activities            (74,435)          (80,905)
                                                                     -------------     -------------
Investing Activities
  Cost of Leasehold Improvements                                                 -            (4,720)
  Proceeds from sale of equipment                                            1,423                 -
                                                                     -------------     -------------

       Net Cash Provided by (Required for) Investing Activities              1,423            (4,720)
                                                                     -------------     -------------

Financing Activities
  Proceeds from notes payable                                                    -           150,000
  Repayment of notes payable                                               (20,214)         (157,041)
                                                                     -------------     -------------
       Net Cash Provided by (Required for) Financing Activities            (20,214)           (7,041)
                                                                     -------------     -------------
         Net increase (decrease) in Cash                                   (93,226)          (92,666)

Cash and cash equivalents at beginning of the period                       101,730           373,398
                                                                     -------------     -------------

Cash and cash equivalents at end of the period                       $       8,504     $     280,732
                                                                     =============     =============

Supplemental Cash Flow Information:
  Interest paid                                                             11,335            11,229
  Income taxes paid                                                          1,400               569


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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 vs Three Months Ended March 31, 2000
----------------------------------------------------------------------

     Revenue increased to $286,000 in the first quarter of 2001 from $278,000 in the first quarter of 2000, representing a 3% increase. Although total revenue was generally flat, the changes in the revenue during the first quarter of 2001 was attributable to; sales from operation of a company-owned store that started operations in the third quarter of 2000, offset by a 40% reduction in income from initial franchise fees, a 28% decrease in royalty fees and a $50,000 reduction in area developer fees.

     Operating costs increased to $174,000 in the first quarter of 2001 from $72,000 in the first quarter of 2000, a 141% increase. As a percentage of revenue, operating costs increased to 60% in the first quarter of 2001 from 26% in the first quarter of 2000. This increase was primarily attributable to the increase in costs of operations of company-owned stores in the first quarter of 2001 partially offset by a decrease in franchise development fees.

     Selling, general and administrative expenses increased to $336,000 in the first quarter of 2001 from $235,000 in the first quarter of 2000, a 42% increase. This increase is primarily due to an increase in bad debt expense of $149,000 and amortization expense of $6,000 offset by decreases in salaries of $13,000, professional fees of $36,000 and consulting expenses of $8,000. The increase in bad debt expense was primarily due to settlements and write-off of notes receivable during 2001. The decrease in salaries was due to a reduction in officers' salaries. The decrease in consulting fees was attributable to the termination of a consulting contract with an individual who is a franchisee and a member of the board of directors. The decrease in professional fees resulted from an over accrual at December 31, 1999 for such fees.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at March 31, 2001 was $(110,000), compared to working capital of $54,000 at December 31, 2000. Working capital during the first quarter was used primarily to fund the loss from current operations. The ratio of current assets to current liabilities was 0.7:1 at March 31, 2001 and 1.1:1 at December 31, 2000. Cash flow used for operations during the first quarter of 2001 was $74,000, compared to cash flow used for operations during the first quarter of 2000 of $81,000.

     Accounts receivable - trade, net of allowances, decreased to $199,000 at March 31, 2001 from $288,000 at December 31, 2000.

     Accounts payable decreased to $190,000 at March 31, 2001 from $208,000 at December 31, 2000.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

     The Company believes that it may not have sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2001. Accordingly, the Company may require additional financing. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs, the Company may be required to substantially curtail operations.

     During the third quarter of 2001, The Company's line of credit was discontinued. At March 31, 2001, the outstanding balance was approximately $99,000. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 was modified to 36 equal monthly principal payments plus accrued interest.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

                  None

         (b)   Reports on Form 8-K

                  None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TILDEN ASSOCIATES, INC.

Date:  March 31, 2002

                                       /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive Officer