Form 10QSB
period 2001-06-30
TILDEN ASSOCIATES INC
filed 2002-04-16
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

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

                        Table of Contents for Form 10-QSB

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Income                       4
                      Consolidated Statements of Cash Flows                   5

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         6

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  9

Item 2.    Changes in Securities                                              9

Item 3.    Defaults Upon Senior Securities                                    9

Item 4.    Submission of Matters to a Vote of Security Holders                9

Item 5.    Other Information                                                  9

Item 6.    Exhibits and Reports on Form 8-K                                   9

SIGNATURE                                                                    10

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                                                                 June 30, 2001    December 31, 2000
                                                                                 --------------   -----------------
ASSETS

Current Assets
    Cash and cash equivalents                                                    $       33,134     $      101,730
    Receivables from franchisees, net of allowance $271,977 and
    $261,553 at June 30, 2001 and December 31, 2000, respectively                       216,727            266,875
    Inventory                                                                             7,525                  -
    Prepaid expense                                                                      50,826             67,183
                                                                                 --------------     --------------
                   Total Current Assets                                                 308,212            435,788
                                                                                 --------------     --------------
Property, Plant and Equipment
    Property and equipment, net of accumulated depreciation of
    $21,967 and $16,483 at June 30, 2001 and December 31, 2000, respectively            322,242            327,726
                                                                                 --------------     --------------
Other Assets
    Receivables from franchisees, net of current portion                                110,798            187,795
    Security deposits                                                                    52,747             72,222
    Intangible assets, net                                                              675,203            719,166
                                                                                 --------------     --------------
                   Total Other Assets                                                   838,748            979,183
                                                                                 --------------     --------------
                   Total Assets                                                  $    1,469,202     $    1,742,697
                                                                                 ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                        $      191,186     $      207,565
    Deposits on franchise acquisitions                                                   58,000             55,000
    Income taxes payable, current                                                        10,000              7,500
    Notes payable, current portion                                                       91,566            100,078
    Deferred income                                                                       2,933             11,733
                                                                                 --------------     --------------
                   Total Current Liabilities                                            353,685            381,876

Non-Current Liabilities
    Notes payable, net of current portion                                               380,902            407,104
    Income taxes payable, deferred                                                            -             33,925
    Security deposits                                                                    31,719             48,469
                                                                                 --------------     --------------
                   Total Liabilities                                                    766,306            871,374
                                                                                 --------------     --------------

Shareholders' Equity
    Common stock, $.0005 par value; 30,000,000 shares authorized
      9,550,903 and 9,450,903 shares issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively                                   4,729              4,729
    Additional paid - in capital                                                      1,582,201          1,582,201
    Retained earnings (accumulated deficit)                                            (864,034)          (695,607)
                                                                                 --------------     --------------
                                                                                        722,896            891,323
    Less: treasury stock - 40,000 shares, stated at cost                                (20,000)           (20,000)
                                                                                 --------------     --------------
                   Total Shareholders' Equity                                           702,896            871,323
                                                                                 --------------     --------------
                   Total Liabilities and Shareholders' Equity                    $    1,469,202     $    1,742,697
                                                                                 ==============     ==============


See "Notes to Consolidated Financial Statements."


CONSOLIDATED STATEMENTS OF INCOME
                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                              ---------------------------    --------------------------
                                                                   2001           2000           2001           2000
                                                              ------------    -----------    -----------    -----------
Revenues
  Initial franchise acquisition fees                           $    50,000    $    25,000    $    65,000    $    50,000
  Area developer fees                                                    -              -              -         50,000
  Royalty fees                                                     165,247        127,393        267,711        270,103
  Sales from operation of company stores                           138,165              -        247,706              -
  Sale of equipment purchased for resale                               280          1,047          2,678          6,221
  Advertising income                                                10,384          9,757         21,892         17,787
  Rental income from realty rental                                  40,591         49,006         84,673         94,012
  Miscellaneous income                                               1,079          2,257          2,161          3,857
                                                               -----------    -----------    -----------    -----------
         Total Revenue                                             405,746        214,460        691,821        491,980
                                                               -----------    -----------    -----------    -----------
Cost of Operations
  Broker's fees                                                          -              -              -          6,000
  Franchise development fees                                         8,955         20,006         15,978         45,051
  Costs of operation of stores                                     151,840            200        272,873            200
  Cost of equipment for resale                                          98          3,605          2,427          9,113
  Advertising costs                                                 10,018          9,500         21,498         17,500
  Rent paid on realty sublet                                        25,145         31,431         57,050         58,993
                                                               -----------    -----------    -----------    -----------
         Total Operating Costs                                     196,056         64,742        369,826        136,857
                                                               -----------    -----------    -----------    -----------

Gross Profit                                                       209,690        149,718        321,995        355,123

Selling, general and administrative expenses                       166,916        193,915        502,624        429,062
                                                               -----------    -----------    -----------    -----------

         Income (loss) from operations before other
          income and expenses and provision for income taxes        42,774        (44,197)      (180,629)       (73,939)

Other Income (Expense)
  Interest income                                                      884         10,284          1,976         24,459
  Interest expense                                                  (9,863)        (9,029)       (21,198)       (20,258)
                                                               -----------    -----------    -----------    -----------
         Total other income (expenses)                              (8,979)         1,255        (19,222)         4,201
                                                               -----------    -----------    -----------    -----------

Income (loss) before provision for income  taxes                    33,795        (42,942)      (199,851)       (69,738)
Income taxes
  Current                                                            1,250              -          2,500              -
  Deferred                                                               -              -        (33,925)             -
                                                               -----------    -----------    -----------    -----------
         Net Income (Loss)                                     $    32,545    $   (42,942)   $  (168,426)   $   (69,738)
                                                               ===========    ===========    ===========    ===========
Per Share Data
  Basic and diluted net income (loss)                                 0.00          (0.01)         (0.02)         (0.01)
                                                               ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding
        Basic and diluted                                        9,550,903      9,450,903      9,550,903      9,450,903
                                                               ===========    ===========    ===========    ===========


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended June 30,
                                                                       --------------------------
                                                                           2001           2000
                                                                       -----------    -----------
Operating Activities
  Net income (loss)                                                    $  (168,426)   $   (69,738)
  Adjustments to reconcile net income to net cash used
             for operating activities:
    Depreciation and amortization                                           46,602         34,893
    Provision for bad debt                                                 211,952         60,296
  Changes in operating assets and liabilities
    Accounts and notes receivable                                          (84,808)       (59,144)
    Inventory                                                               (7,525)
    Prepaid expenses                                                        16,357         22,992
    Security deposits                                                       19,475         (4,000)
    Accounts payable and accrued expenses                                  (16,369)       (39,276)
    Deposits on franchise acquisitions                                       3,000        (17,875)
    Income taxes payable                                                   (31,425)
    Deferred income                                                         (8,800)             -
    Security deposits                                                      (16,750)         4,000
                                                                       -----------    -----------
         Net Cash Provided by (Required for) Operating Activities          (36,717)       (67,852)
                                                                       -----------    -----------
Investing Activities
  Repayment of notes and loans receivable                                                  (2,527)
  Cost of leasehold improvements                                                           (4,720)
  Proceeds from sale of equipment                                            2,845              -
                                                                       -----------    -----------

         Net Cash Provided by (Required for) Investing Activities            2,845         (7,247)
                                                                       -----------    -----------

Financing Activities
  Proceeds from notes payable                                                    -        150,000
  Proceeds on notes payable                                                (34,724)      (168,422)
                                                                       -----------    -----------
         Net Cash Provided by (Required for) Financing Activities          (34,724)       (18,422)
                                                                       -----------    -----------
              Net increase (decrease) in Cash                              (68,596)       (93,521)
Cash and cash equivalents at beginning of the period                       101,730        373,398
                                                                       -----------    -----------

Cash and cash equivalents at end of the period                         $    33,134    $   279,877
                                                                       ===========    ===========
Supplemental Cash Flow Information:
  Interest paid                                                        $    21,198    $    20,258
  Income taxes paid                                                    $     1,400    $       569


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 vs Three Months Ended June 30, 2000
--------------------------------------------------------------------

     Revenue increased to $406,000 in the second quarter of 2001 from $214,000 in the second quarter of 2000, representing a 90% increase. The increase in revenue during the second quarter of 2001 was predominately attributed to 1) the operation of a Company owned store during the second quarter of 2001, not in operation during the second quarter of 2000 representing 72% of the increased overall revenue 2) a 30% increase in royalty income during the second quarter of 2001, attributable to settlements with two franchisees for past due royalties not previously recorded to income 3) an increase in initial franchise fees of $25,000 as a result of the opening of two franchises during the second quarter of 2001 as compared with one opened in the second quarter of 2000.

     Operating costs increased to $196,000 in the second quarter of 2001 from $65,000 in the second quarter of 2000, a 200% increase. As a percentage of revenue, operating costs increased to 48% in the second quarter of 2001 from 28% in the second quarter of 2000. The increase is primarily attributable to costs of operating the Company owned store, which accounted for 116% of the overall increase in operating costs, offset by decreases in franchise development fees, cost of equipment sold to franchisees, and rent paid on sub-leased franchisee locations. Overall gross profit percentage was negatively impacted by 31% from the operation of the Company owned store.

     Selling, general and administrative expenses decreased to $167,000 in the second quarter of 2001 from $194,000 in the second quarter of 2000, a 14% decrease. This decrease is primarily due to decreases in salaries of $13,000, consulting costs of $15,000, and corporate advertising of $9,000 offset by an increase in amortization of $6,000 and real estate taxes on its building leased to a franchisee of $6,000. The decrease in salaries was due to reduced officers salaries made effective during the first quarter of 2001. The decrease in consulting fees was a result of the termination of a consulting contract with an individual who is a franchisee and a member of the board of directors.

Six Months Ended June 30, 2001 vs Six Months Ended June 30, 2000
----------------------------------------------------------------

     Revenue increased to $691,000 through the second quarter of 2001 from $492,000 through the second quarter of 2000, representing a 40% increase. The increase in revenue during the first six months of 2001 was predominately attributed to 1) the operation of a Company owned store during the first six months of 2001 and 2) an increase in initial franchise fees recorded. These increases were offset by decreases in area developer fees, royalty fees, equipment sales to franchisees, and rental income from subleases to franchisees.

     Operating costs increased to $370,000 during the first six months of 2001 from $137,000 during the same period of 2000, a 170% increase. As a percentage of revenue, operating costs increased to 54% during the first six months of 2001 from 28% during the same period of 2000. The increase is primarily attributable to operation of a Company-owned store, which significantly decreased gross profit percentage, during the first six months of 2001.

     Selling, general and administrative expenses increased to $502,000 for the first six months of 2001 from $429,000 during the first six months of 2000, a 17% increase. This increase is primarily due to an increase in bad debt expense of $152,000 and amortization expense of $12,000 offset by decreases in professional fees of $37,000, salaries of $26,000, consulting expense of $24,000. and advertising of $9,000. The increase in bad debt expense was primarily due to the write-off of one note receivable and the settlement of another note receivable both reserved during the first six months of 2001. The increase in amortization expense was due to an increase in amortizable intangible assets acquired. The decrease in professional fees was due to an under-accrual of fees as of December 31, 1999. The decrease in salaries was primarily due to the resignation as an employee of an officer of the Company and the decrease in consulting fees was primarily due to the termination of a consulting agreement with an individual who is a franchisee and a member of the Board of Directors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at June 30, 2001 was $(45,000), compared to working capital of $54,000 at December 31, 2000. The ratio of current assets to current liabilities was 0.9:1 at June 30, 2001 and 1.1:1 at December 31, 2000. Working capital during the first six months was used primarily to fund the loss from current operations. Cash flow used for operations through the second quarter of 2001 was $37,000, compared to cash flow used by operations through the second quarter of 2000 of $68,000.

     Accounts receivable - trade decreased to $237,000 at June 30, 2001 from $289,000 at December 31, 2000.

     Accounts payable decreased to $191,000 at June 30, 2001 from $208,000 at December 31, 2000.

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

     During the third quarter of 2001, The Company's line of credit was discontinued. At June 30, 2001, the outstanding balance was approximately $100,000. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 was modified to 36 equal monthly principal payments plus accrued interest.

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