Form 10QSB
period 2001-09-30
TILDEN ASSOCIATES INC
filed 2002-04-16
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2002 was 9,550,903 shares of Common Stock - $.0005 par value.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                           September 30, 2001   December 31, 2000
                                                                           ------------------   -----------------
ASSETS

Current Assets
    Cash and cash equivalents                                                  $        4,520     $      101,730
    Receivables from franchisees, net of allowance $283,167 and
    $266,875 at September 30, 2001 and December 31, 2000, respectively                249,279            266,875
    Inventory                                                                           7,525                  -
    Prepaid expense                                                                    32,787             67,183
                                                                               --------------     --------------
         Total Current Assets                                                         294,111            435,788
                                                                               --------------     --------------
Property, Plant and Equipment
    Property and equipment, net of accumulated depreciation of $24,759
    and $16,483 at September 30, 2001 and December 31, 2000, respectively             319,449            327,726
                                                                               --------------     --------------
Other Assets
    Receivables from franchisees, net of current portion                               99,375            187,795
    Intangible assets, net                                                            653,275            719,166
    Security deposits                                                                  56,747             72,222
                                                                               --------------     --------------
         Total Other Assets                                                           809,397            979,183
                                                                               --------------     --------------

         Total Assets                                                          $    1,422,957     $    1,742,697
                                                                               ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                      $      209,225     $      207,565
    Deposits on franchise acquisitions                                                 69,000             55,000
    Income taxes payable, current                                                      11,250              7,500
    Notes payable, current portion                                                     97,873            100,078
    Deferred income                                                                         -             11,733
                                                                               --------------     --------------
         Total Current Liabilities                                                    387,348            381,876

Non-Current Liabilities
    Notes payable, net of current portion                                             356,674            407,104
    Income taxes payable, deferred                                                          -             33,925
    Security deposits                                                                  36,219             48,469
                                                                               --------------     --------------
         Total Liabilities                                                            392,893            489,498
                                                                               --------------     --------------
Shareholders' Equity
    Common stock, $.005 par value; 30,000,000 shares authorized,
      9,550,903 shares issued and outstanding at September 30, 2001                     4,729              4,729
      and December 31, 2000
    Additional paid - in capital                                                    1,582,201          1,582,201
    Retained earnings (accumulated deficit)                                          (924,214)          (695,607)
                                                                               --------------     --------------
                                                                                      662,716            891,323
    Less: treasury stock - 40,000 shares, stated at cost                              (20,000)           (20,000)
                                                                               --------------     --------------
         Total Shareholders' Equity                                                   642,716            871,323
                                                                               --------------     --------------
         Total Liabilities and Shareholders' Equity                            $    1,422,957     $    1,742,697
                                                                               ==============     ==============

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)
                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                   --------------------------    --------------------------
                                                       2001           2000           2001           2000
                                                   -----------    -----------    -----------    -----------
Revenues
  Initial franchise acquisition fees               $     2,500    $         -    $    67,500    $    50,000
  Area developer fees                                        -              -              -         50,000
  Royalty fees                                         121,707        120,633        389,418        390,736
  Sales from operation of company stores                53,850         44,060        301,556         44,060
  Sale of equipment purchased for resale                 5,730          1,644          8,408          7,865
  Advertising income                                    14,126         12,815         36,018         30,602
  Rental income from real estate rental                 16,510         50,180        101,183        144,192
  Miscellaneous income                                   1,687          2,942          3,848          6,799
                                                   -----------    -----------    -----------    -----------
         Total Revenue                                 216,110        232,274        907,931        724,254
                                                   -----------    -----------    -----------    -----------
Cost of Operations
  Broker's fees                                         10,000              -         10,000          6,000
  Franchise development fees                             4,915         18,554         20,893         63,605
  Costs of operation of stores                          83,298         46,802        356,171         47,002
  Cost of equipment for resale                           2,392            933          4,819         10,046
  Advertising costs                                     12,575         11,500         34,073         30,000
  Rent paid for real estate sublet                      15,625         42,759         72,675        101,752
                                                   -----------    -----------    -----------    -----------
         Total Operating Costs                         128,805        120,548        498,631        258,405
                                                   -----------    -----------    -----------    -----------

Gross Profit                                            87,305        111,726        409,300        465,849

Selling, general and administrative expenses           138,572        274,752        641,196        702,814
                                                   -----------    -----------    -----------    -----------
         Income (loss) from operations before
         other income and expenses and provision
         for income taxes                              (51,267)      (163,026)      (231,896)      (236,965)

Other Income  (Expense)
  Interest income                                                       6,950          1,977         31,409
  Interest expense                                      (7,664)        (9,266)       (28,863)       (29,524)
                                                   -----------    -----------    -----------    -----------
         Total other income (expenses)                  (7,664)        (2,316)       (26,886)         1,885
                                                   -----------    -----------    -----------    -----------

Income (loss) before provision for income  taxes       (58,931)      (165,342)      (258,782)      (235,080)
Provision for income  taxes:
  Current                                                1,250              -          3,750              -
  Deferred                                                   -              -        (33,925)             -
                                                   -----------    -----------    -----------    -----------
         Net Income (Loss)                         $   (60,181)   $  (165,342)   $  (228,607)   $  (235,080)
                                                   ===========    ===========    ===========    ===========
Per Share Data
  Basic and diluted net income (loss)                   (0.006)        (0.017)        (0.028)        (0.025)
                                                   ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding                  9,550,903      9,450,903      9,550,903      9,450,903
                                                   ===========    ===========    ===========    ===========


CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                     ------------------------------
                                                                                          2001             2000
                                                                                     -------------    -------------
Operating Activities
  Net income (loss)                                                                   $   (228,607)   $   (235,080)
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization                                                           69,903          52,375
    Provision for bad debt                                                                 224,141         125,861
  Changes in operating assets and liabilities:
    Accounts and notes receivable                                                         (118,138)        (97,324)
    Inventory                                                                               (7,525)              -
    Prepaid expenses                                                                        34,396          35,176
    Security deposits                                                                       15,475          (8,500)
    Accounts payable and accrued expenses                                                    1,673          10,342
    Deposits on franchise acquisitions                                                      14,000               -
    Income taxes payable, current                                                            3,750               -
    Income taxes payable, deferred                                                         (33,925)              -
    Deferred income                                                                        (11,733)         (7,875)
    Security deposits                                                                      (12,250)          6,500
                                                                                      ------------    ------------
         Net Cash Provided by (Required for) Operating Activities                          (48,840)       (118,525)
                                                                                      ------------    ------------
Investing Activities
  Cost of Goodwill acquired in Company store acquistion                                          -         (54,000)
  Cost of organization costs incurred                                                                       (1,747)
  Purchase of shop equipment for Company owned store                                             -         (17,090)
  Proceeds on sale of property and equipment                                                 4,265               -
                                                                                      ------------    ------------

         Net Cash Provided by (Required for) Investing Activities                            4,265         (72,837)
                                                                                      ------------    ------------
Financing Activities
  Repayment of notes payable                                                               (52,635)        (10,057)
                                                                                      ------------    ------------
         Net Cash Provided by (Required for) Financing Activities                          (52,635)        (10,057)
                                                                                      ------------    ------------
           Net increase (decrease) in Cash                                                 (97,210)       (201,419)
Cash and cash equivalents at beginning of the period                                       101,730         373,398
                                                                                      ------------    ------------
Cash and cash equivalents at end of the period                                        $      4,520    $    171,979
                                                                                      ============    ============

Supplemental Cash Flow Information:
  Interest paid                                                                       $  28,863.00    $  29,524.00
  Income taxes paid                                                                   $   1,400.00    $   2,883.00


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


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2001 vs Three Months Ended September 30, 2000
------------------------------------------------------------------------------

     Revenue decreased to $216,000 in the third quarter of 2001 from $232,000 in the third quarter of 2000, representing a 7% decrease. Although total revenue was generally flat, the changes in the composition of revenue during the third quarter of 2001 was predominately attributed to a decrease in rental income, offset by increases in sales from Company owned stores and equipment sales to franchisees. The decrease in rental income in 2001 was a result of the abandoning of premises by franchisees, on which the Company had been recording rental income under sub-lease agreements.

     Operating costs increased to $129,000 in the third quarter of 2001 from $121,000 in the third quarter of 2000, a 6% increase. As a percentage of revenue, operating costs increased by 8% to 60% in the third quarter of 2001 from 52% in the third quarter of 2000. The increase was primarily attributable to the increase in costs of operation of Company owned stores and in brokers fees offset by decreases in rent paid on franchisee locations and in franchise development fees.

     Selling, general and administrative expenses decreased to $139,000 in the third quarter of 2001 from $274,000 in the third quarter of 2000, a 49% decrease. This decrease is primarily due to decreases in bad debt expense of $53,000, professional fees of $39,000, salaries of $27,000 and consulting fees of $14000, offset by increases in amortization expense of $6,000 and real estate taxes on building of $5,000. The decrease in bad debt expense was due to a decrease in notes and accounts receivables requiring increased reserve for bad debt during the third quarter 2001. The decrease in professional fees was primarily attributable to the reduced legal cost of pursuing non-performing trade and notes receivables in 2001. The decrease in salaries was due to the reduced salary structure of the Company made effective during the first quarter of 2001. The reduction in consulting fees was a result of the Company's termination of a consulting contract with an individual who is a franchisee and a member of the board of directors.

Nine Months Ended September 30, 2001 vs Nine Months Ended September 30, 2000
----------------------------------------------------------------------------

     Revenue increased to $908,000 through the third quarter of 2001 from $724,000 through the third quarter of 2000, representing a 25% increase. The increase in revenue during the first nine months of 2001 was predominately attributed to 1) the greater level of revenue from the operation of a Company owned store and 2) from a 35% increase in initial franchise fees recorded. These increases were offset by decreases in area development fees, and rental income received from franchisees.

     Operating costs increased to $499,000 during the first nine months of 2001 from $258,000 during the same period of 2000, a 93% increase. As a percentage of revenue, operating costs increased to 54% during the first nine months of 2001 from 35% during the same period of 2000. The increase is primarily attributable to a $309,000 increase in costs of operation of a Company owned store during the first nine months of 2001 as compared to the similar period in 2000. Operation of the Company owned store resulted in negative gross profit of $54,000 and negatively impacted gross profit percentage by 23% during the first nine months of 2001. This increase in operating costs was offset by decreases in franchise development fees of $43,000 and rents paid on sublease agreements of $29,000.

     Selling, general and administrative expenses decreased to $641,000 for the first nine months of 2001 from $703,000 during the first nine months of 2000, an 8% decrease. This decrease is primarily due to decreases in professional fees of $77,000, salaries of $53,000 and consulting fees of $37,000 offset by increases in bad debt expense of $98,000, amortization expense of $18,000 and real estate taxes of $15,000. The decrease in professional fees was primarily due to greater than anticipated costs in connection with the audit of the Company's 1999 financial statements, preparation of Form 10 to become a reporting entity in compliance with SEC regulations, and the significant legal costs to pursue non-performing trade and notes receivables all recorded during the first nine months of 2000. The increase in bad debt expense was due to the Company's write-off of one note receivable and the settlement of another note receivable both reserved during the first nine months of 2001. The increase in amortization expense during the first nine months of 2001 was a result of market area rights purchased during the fourth quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at September 30, 2001 was $(93,000), compared to working capital of $54,000 at December 31, 2000. The ratio of current assets to current liabilities was 0.8:1 at September 30, 2001 and 1.1:1 at December 31, 2000. Cash flow used for operations through the third quarter of 2001 was $49,000 compared to cash flow used for operations through the third quarter of 2000, of $143,000.

     Accounts receivable - trade decreased to $249,000 at September 30, 2001 from $288,000 at December 31, 2000.

     Accounts payable decreased to $209,000 at September 30, 2001 from $208,000 at December 31, 2000.

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

     During the third quarter of 2001, The Company's line of credit was discontinued. At September 30, 2001, the outstanding balance was approximately $91,000. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 was modified to 36 equal monthly principal payments plus accrued interest.

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