Form 10KSB
period 2001-12-31
TILDEN ASSOCIATES INC
filed 2002-04-16
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                       Commission File Number: 0001027484

                             TILDEN ASSOCIATES, INC.
                 (Name of small business issuer in Its Charter)

           DELAWARE                                   11-3343019
--------------------------------------------------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)


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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year. - $1,161,403.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $80,445 based upon the $0.030 average bid price of these shares on the NASDAQ Stock Market on March 18, 2002.

     As of March 31, 2002, there were 9,550,903 outstanding shares of Common Stock, $.0005 par value per share.

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

     S.G. Tilden Incorporated was founded by the late Sidney G. Tilden in 1923. Prior to 1966, S.G. Tilden Incorporated operated Company run brake shops. In 1966 S.G. Tilden Incorporated sold its individual shops to its then shop managers who became franchisees of S.G. Tilden Management Corp. In 1995 Tilden Associates Inc. acquired the business of S.G. Tilden Management Corp. S.G. Tilden Management Corp., at the time of the sale, had nine (9) operating franchises. One franchise closed within six (6) months of transfer and another was bought back as a company store in 1998. The royalty income from those nine
(9) operating franchises was excluded from the sale. The seven (7) remaining franchises of S.G. Tilden Management Corp. work, in many other respects, with the other franchises and Tilden Associates, Inc. and its franchises, including performing training services and joint marketing of related activities. Prior to May of 1998, exclusive of the aforesaid seven (7) franchises, which the Company received no royalties from, the Company had established franchises in Verona, New Jersey, Baldwin, New York and Boynton Beach in Palm Beach County, Florida. The company also opened two (2) locations in Texas, as well as one (1) in California.

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

     By the end of 1999, the Company had fifty six (56) franchises operating under its name, including: the seven (7) from S.G. Tilden Incorporated, from which the Company received no royalties, the fifteen (15) franchises in good standing acquired from Brake World now being operated under Tilden Brake World, Inc., the thirteen (13) franchises acquired from America Brake service, Inc., now being operated under Tilden ABS, Inc., three (3) company-owned stores that were sold to franchisees, and seventeen (17) additional new franchisees, making a total of fifty-five franchises and Company stores plus additional disputed franchises in litigation. All franchises do all forms of auto repairs, although the Brake World franchises and the American Brake service franchises initially focused primarily on brake and brake related repairs. At the end of 2000, the Company had fifty two (52) franchises.

2001 activity - open

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

     In addition, the Company owns a number of realty corporations, which corporations are obligated on leases for one or more of the Company's franchise locations.

                     REGULATORY REQUIREMENTS FOR FRANCHISING
                     ---------------------------------------

     Franchising is both regulated by the Federal Trade Commission and many of the states. The Company believes it is in compliance with all the rules of the Federal Trade Commission and is registered in the following states to sell franchises: California, Florida, Indiana, Minnesota, New York, Rhode Island, and Virginia. There are approximately 35 States which have no registration requirements.

     The Company generally competes in the sale of franchises with other companies of similar size and similar resources. The larger automotive franchises typically already exist in the areas where the Company seeks to sell its franchises and are therefore not competing for franchise location sales in these areas.

     The Company's individual franchisees compete with other franchise operators, large company run stores and individual operators, both brake specialists and parties performing general automotive repairs. The Company believes that its franchise operators are able to compete, both financially and in providing service, with its competitors.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are located at 1325 Franklin Ave., Suite 165, Garden City, NY 11530. The Company leases this office space from a related party who is the Company's attorney as well as a director and officer, under a sublease agreement. The sublease agreement is on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has initiated several proceedings against franchisees in an effort to enforce the Franchise Agreements. In most of the lawsuits, the defaulting franchisee has interposed a counterclaim. None of the counterclaims involve a claim for damages in an amount which the Company deems significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "TLDN". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2001 and 2000. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         2001                                                HIGH         LOW
         ----                                                ----         ---
FIRST QUARTER
Common Stock ...............................                $ .44       $ .19

SECOND QUARTER
Common Stock ...............................                $ .19       $ .03

THIRD QUARTER
Common Stock ...............................                $ .07       $ .01

FOURTH QUARTER
Common Stock ...............................                $ .04       $ .01

         2000                                                HIGH         LOW
         ----                                                ----         ---
FIRST QUARTER
Common Stock ...............................                $0.41       $0.19

SECOND QUARTER
Common Stock ...............................                 0.19        0.02

THIRD QUARTER
Common Stock ...............................                 0.13        0.04

FOURTH QUARTER
Common Stock ...............................                 0.29        0.06

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

     As of March 31, 2002, there were ___69 shareholders of record of the Company's common stock, excluding shares held in street name.

Recent Sales of Unregistered Securities

     Options to purchase 1,010,000 shares of the Company's common stock were issued during the fourth quarter of year 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company's need for additional financing, competition in the franchise industry for retail automobile and truck repair service, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

Fiscal 2001 Compared to Fiscal 2000
-------------------------------------------------------------------------------

     Revenue increased to $1,183,680 in the year 2001 from $1,029,700 in the year 2000, representing a 15% increase. The increase in revenue during the year 2001 was predominately attributed to the greater level of revenue from the operation of a Company owned store and increased initial franchise fees, offset in part by reduced rental income and area developer fees.

     Operating costs increased to $570,900 in the year 2001 from $449,200 in the year 2000, a 27% increase. This increase was due primarily to the increase in costs related to the operation of a Company owned store. Operation of the store resulted in a negative gross margin of approximately $74,500 and $8,000 in 2001 and 2000, respectively. As a percentage of revenue, operating costs increased to 51% in the year 2001 from 44% in the year 2000 due to the costs of operating the Company owned store, offset in part, by decreases in franchise development costs and rent from realty corporations.

     Selling, general and administrative expenses decreased to $671,000 in the year 2001 from $1,310,000 in the year 2000, a 49% decrease. This decrease is primarily due to decreases in bad debt expense of $208,600, professional fees of

$69,400, consulting expenses of $64,500, and salaries of $304,400, offset by increases in amortization expense of $15,700 and real estate taxes of $14,700. The decrease in bad debt expense was due to a more conservative evaluation of the Company's receivables in the year 2000 than in prior years. The Company continues to focus on the collectibility of its receivables. The decrease in professional fees was primarily due to greater than anticipated costs in connection with the audit of the Company's 1999 financial statements, preparation of Form 10 to become a reporting entity in compliance with SEC regulations, and significant legal costs to pursue non-performing trade and notes receivables, all recorded during 2000. The decrease in salary expense was due primarily to the reduction in staffing during 2001, salary which was waived by certain employees during the year and the reversal of salary expense accrued in prior periods and which was waived by certain employees. The increase in amortization expense during 2001 was a result of market area rights purchased during the fourth quarter of 2000. During the year 2001, one (1) franchise was terminated and the company added seven (7) franchises.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

     Working capital at December 31, 2001 was $302,600, compared to working capital of $53,900 at December 31, 2000. The ratio of current assets to current liabilities was 2.13:1 at December 31, 2001 and 1.24:1 at December 31, 2000. Cash flow provided by operations for the year 2001 was $2,700, compared to cash flow used for operations for the year 2000 of $163,700.

     Accounts and notes receivable decreased to $355,700 at December 31, 2001 from $454,700 at December 31, 2000.

     Accounts payable and accrued expenses decreased to $104,500 at December 31, 2001 from $207,600 at December 31, 2000.

     During the fourth quarter of 2001, the Company sold its Company owned store and a building which it owned. These transactions generated net proceeds of approximately $155,000. Upon the sale of the Company owned store, the Company executed a sub-lease agreement with the purchaser, from which it expects to receive a rental income in excess of its obligation to pay rent over the lease term. Future periods will benefit from the elimination of the negative cash flows caused by these operations totaling approximately $130,000 per year. Additionally, during the year 2001, the Company sold seven new franchises and terminated only one.

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

     In 2000, the Company obtained bank financing in the sum of $350,000, $150,000 of which is a five (5) year term loan and $200,000 of which is a line of credit. During the third quarter of 2001, the Company's line of credit was discontinued. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 was modified to 36 equal monthly principal payments plus accrued interest. As of December 31, 2001, the balance of the line of credit was approximately $82,200.

     In conjunction with the sale of the building noted above, the Company repaid its ten (10) year mortgage and certain other related indebtedness totaling approximately $230,000.

     The Company has not paid any dividends in the past and does not contemplate paying any in the foreseeable future.

     Some of the Company's subsidiaries lease properties on which franchisees are located. The franchisees typically pay rent to these subsidiaries and, in some cases, may pay rent directly to the lessor.

     The Company has approximately $297,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient for at least the next twelve (12) months of operations.

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

     NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's Certificate of Incorporation provides for no less than three
(3) Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of five (5) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive Officers are listed below:

                                    POSITIONS
NAME                       AGE      W/COMPANY                    DIRECTOR SINCE

Robert Baskind             60       Chairman of the Board,            1996
                                    President, Chief Executive
                                    Officer

Marvin Kramer              68       Senior Vice-President of Law      1996
                                    and Finance, Director

Arthur Singer              34       Director                          1996

Joseph Montefusco          67       Director                          1996

Thomas Montefusco          40       Director                          1996

William Cahill (1)         73       Director                          1996

--------------
(1)  Mr. Cahill resigned from the Board of Directors, effective December 11,
     2001.

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

     Arthur Singer is a graduate of the State University at Albany. He has devoted his entire career to Sales and Marketing. From 1990, Mr. Singer has worked for Carrington Laboratories, Inc. He has a documented track record of success in field sales and sales management. As Regional Sales Manager of this publicly held bio-pharmaceutical company, his duties included training and development of new sales representatives for the launching of new products, in the development of educational programs and in the development of goals, strategies and budgets for that company's sales force. Mr. Singer's experience included working on the distribution of products and working with buying groups. During his employment with Carrington, Mr. Singer had, on more than one occasion, been selected "Sales Person of the Year", and on one occasion was selected as "Regional Manager of the Year" for the entire United States.

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

     William Cahill has been Legal Counsel to the original S.G. Tilden Management Corp. and was President of The Permafuse Corp. in Westbury, New York, which manufactures adhesives and machinery used in automobile brake applications. During the past eight (8) years, his principal occupation has been the private practice of law in New York State.

     Thomas Montefusco is presently the Manager and Trainer at the Company's franchise located at 800 New York Avenue, Huntington, New York and has been engaged in these activities since 1989. Mr. Montefusco has achieved full certification as a New York State Automotive Inspector, has been approved as a New York State Automotive Technician in Computers, Emissions, Electronics, Fuel Injection, and Air Conditioning. Mr. Montefusco has an active role in Tilden Huntington, Inc.'s consulting services to the Company.


         Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2001 through December 31, 2001, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2001, 2000 and 1999. No other executive officers received salary in excess of $100,000 in any such year.

SUMMARY COMPENSATION TABLE
                                                                                            Long Term
                                                                                           Compensation
                                         Annual                                              Securities
                                      Compensation                           Other Annual  Underlying
Name and Principal Position               Year         Salary        Bonus   Compensation   Options (#)
----------------------------              ----         ------        -----   ------------   -----------
Robert Baskind                            2001        $ 67,758         -           -             -
Chairman of the Board,
Chief Executive Officer, &                2000        $ 75,048         -           -             -
President
                                          1999        $111,000         -           -             -

Arthur Singer                             2001        $ 26,427         -           -             -

                                          2000        $ 74,162         -           -             -

                                          1999        $ 88,500         -           -


Aggregate Option Exercises in Last Fiscal Year and Year-End Options

                                                   Securities      Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                              Shares               Options at     Options at
                             Acquired              Year-end (#)   Year-end ($)
                                On         Value   Exercisable/   Exercisable/
Name and Principal Position  Exercise    Realized  Unexercisable  Unexercisable
---------------------------  --------    --------  -------------  -------------
Robert Baskind,
Chairman of the Board,
Chief Executive Officer
& President                      0             $0      500,000/0          $0/$0

Arthur Singer,
Director                         0             $0      500,000/0          $0/$0

Joseph Montefusco,
Director                         0             $0      100,000/0          $0/$0

Marvin Kramer,
Director                         0             $0      150,000/0          $0/$0

William Cahill,
Director                         0             $0            0/0          $0/$0

Thomas Montefusco,
Director                         0             $0       25,000/0          $0/$0

Employment Agreements:

     Employment agreements for the year 2001 existed for the following officers and key employees:

Robert Baskind: An agreement in the amount of $110,000. Due to the low level of working capital maintained during 2001 and 2000, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2000, the Company was liable for unpaid salary of approximately $35,000. It has been specifically agreed when and if the Company shall have sufficient earnings and cash flow, in the opinion of management, deferred amounts shall be paid. All unpaid salary was accrued and included in accrued expenses on the balance sheet at December 31, 2000. During 2001, the president agreed to forego his prior salary. Accordingly, the $35,000 of previously accrued salaries was reversed and the benefit included in the statement of operations. Additionally, during 2001, the president agreed to receive $67,758 as his total salary for the year. He is entitled to five percent
(5)% increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, is a six (6) year agreement beginning 2000.


     STOCK OPTION PLANS

Tilden Associates, Inc. 1997 Incentive Plan

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

     As of December 31, 2001, the Company granted options to purchase 2,860,000 shares under the 1997 Plan for $.07 per share. As of December 2001, no options were exercised. In December 2001, at the request of the Company to assist in its efforts to better organize its capital structure, the options were returned to the Company by the option holders and terminated.

Tilden Associates, Inc. 1998 Stock Option Plan

     In May 1998, the Company adopted the Tilden Associates, Inc. 1998 Stock Option Plan ("the 1998 Plan"). Under the terms of the 1998 Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2001, 554,700 were unexercised and remain outstanding.

Tilden Associates, Inc. 2001 Stock Option Plan

     In December 2001, the Company adopted the Tilden Associates, Inc. 2001 Option Plan ("the 2001 Plan"). Under the terms of the 2001 Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of December 31, 2001, all 1,010,000 were unexercised and remain outstanding.

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2001 and 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2001: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

NAME AND                           BENEFICIAL                PERCENT OF COMMON
ADDRESS                            OWNERSHIP                 STOCK OUTSTANDING

Robert Baskind                      3,256,600 (1)                  29.2%
1325 Franklin Ave.
Suite 165
Garden City, NY 11530

Arthur Singer                         551,100 (2)                  10.2%
1325 Franklin Ave.
Suite 165
Garden City, NY  11530

Joseph Montefusco                   1,310,800 (3)                  11.0%
800 New York Ave.
Huntington, NY 11743

Marvin Kramer                       1,315,800 (4)                  11.0%
1325 Franklin Ave.
Suite 165
Garden City, NY  11530

William Cahill                        349,740                       2.7%
30 Meadow Glen Road
Northport, NY  11768

Thomas Montefusco                      85,000 (5)                   1.6%
800 New York Ave.
Huntington, NY  11743

Officers and Directors as a
 group (6 Persons)                  6,869,040                      65.6%


     (1) Ownership includes 125,000 shares and 325,000 options imputed to him from his son (Jason Baskind). Ownership includes 500,000 options.

     (2) Ownership includes 500,000 options.

     (3) Ownership includes 45,000 options imputed to him from son (Pat Montefusco). Ownership does not include 60,000 shares from son (Thomas Montefusco) who is identified separately as a director. Ownership includes 100,000 options.

     (4) Ownership includes 150,000 options.

     (5) Ownership includes 25,000 options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Tilden Huntington, Inc. an entity in which one of the principals is Joseph Montefusco, had a Consulting Agreement with the Registrant through January 2001. The consulting services related to operations supervision of Tilden's existing franchises and associated management input. For the year 2001 consulting fees amounted to $5,000.

     Marvin E. Kramer & Associates, P.C. is the principal tenant of Suite 165 at premises 1325 Franklin Avenue, Garden City, New York 11530. The Registrant subleases the space used as the corporate offices within said suite from said Professional Corporation on a month-to-month basis at a monthly rent of $3,000 through May 2001 and $2,000 per month thereafter. For the year 2001 total rent paid amounted to $29,000.

     Marvin E. Kramer & Associates, P.C. renders legal services and general counsel services on behalf of the Registrant and is the attorney of record on all corporate matters that have jurisdiction within the State of New York as well as in other related matters, including supervision of out of state litigation. The fees charged by Marvin E. Kramer and Associates, P.C. are based on hourly services rendered. During the year 2001 fees totaling $13,750 were paid.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit  Description:

3.1      Certificate of Incorporation of the Registrant (1)

3.2      By-laws of the Registrant (1)

4.1      Tilden Associates, Inc. incentive plan (1)

4.2      Tilden Associates, Inc. 1998 stock option plan (1)

4.3      Tilden Associates, Inc. 2001 stock option plan

10.1     Consulting agreement with Tilden Huntington, Inc. (1)

10.2     Employment agreement with the President Robert Baskind. (1)

10.3     Deferred compensation letter for president Robert Baskind (1)

10.4     Waiver of deferred compensation by president Robert Baskind

21.1     Subsidiaries

23.1     Consent of independent accountants

(1) Incorporated by reference to the Company's annual report on Form 10KSB for the fiscal year ended December 31, 2000.

                    BALANCE OF PAGE LEFT BLANK INTENTIONALLY

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                           DECEMBER 31, 2001 AND 2000

                                Table of Contents

                                                                     Page

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Operations                                F-4

Consolidated Statements of Cash Flows                                F-5

Consolidated Statements of Stockholders' Equity                      F-6

Notes to Consolidated Financial Statements                           F-7 - F-20


SUPPLEMENTAL INFORMATION

Independent Auditors' Report on Supplemental Information             F-21

Consolidated Statements of Selling, General
         and Administrative Expenses                                 F-22

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS                      Member of the American Institute
                                98 CUTTERMILL ROAD                          of Certified Public Accountants,
                            GREAT NECK, NEW YORK 11021                      SEC Practice Section

                                  ------------                              Member of The New York State
                                                                            Society of Certified Public
                                 (516) 487-0110                                       Accountants
                            Facsimile (516) 487-2928

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Tilden Associates, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments relating to the recoverability or reclassification of any asset or liability that might result from the outcome of this uncertainty.



Great Neck, New York                                Goldstein & Ganz, CPA's, PC
April 10, 2002

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                           December 31,
                                                                                     2001                2000
                                                                               --------------       -------------
Cash and cash equivalents                                                      $      229,601       $     101,730
Accounts and notes receivable - net of allowance for doubtful accounts                300,976             266,875
Prepaid expenses and other current assets                                              40,294              67,183
                                                                               --------------       -------------
     Total current assets                                                             570,871             435,788

Property and equipment, net of accumulated depreciation
      of $11,282 and $16,483, respectively                                             11,039             327,726
                                                                               --------------       -------------

Intangible assets, net                                                                582,173             719,166
Security deposits                                                                      56,747              72,222
Accounts and notes receivable, net of current portion                                  54,762             187,795
                                                                               --------------       -------------
     Total other assets                                                               693,682             979,183
                                                                               --------------       -------------

     Total assets                                                              $    1,275,592       $   1,742,697
                                                                               ==============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                          $      104,514       $     207,565
Deposits on franchise acquisitions                                                     76,000              55,000
Income taxes payable                                                                   12,500               7,500
Notes payable, current portion                                                         73,224             100,078
Deferred income                                                                         2,000              11,733
                                                                               --------------       -------------
     Total current liabilities                                                        268,238             381,876

Notes payable, net of current portion                                                 138,352             407,104
Income taxes payable - deferred                                                           -                33,925
Security deposits                                                                      43,219              48,469
                                                                               --------------       -------------
     Total liabilities                                                                449,809             871,374
                                                                               --------------       -------------

SHAREHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
     9,550,903 shares issued and oustanding                                             4,775               4,775
Additional paid-in capital                                                          1,582,155           1,582,155
Retained earnings (accumulated deficit)                                              (741,147)           (695,607)
                                                                               --------------       -------------
                                                                                      845,783             891,323
Less: treasury stock - 40,000 shares, stated at cost                                  (20,000)            (20,000)
                                                                               --------------       -------------
     Total shareholders' equity                                                       825,783             871,323
                                                                               --------------       -------------

     Total liabilities and shareholders' equity                                $    1,275,592       $   1,742,697
                                                                               ==============       =============

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31,
                                                                            2001              2000
                                                                      --------------     -------------
REVENUES
Initial franchise acquisition fees                                    $      141,779     $      55,000
Area developer fees                                                            -                46,017
Royalty fees                                                                 507,591           498,026
Sales from operation of company stores                                       313,847           172,044
Sale of equipment purchased for resale, net of refunds                        13,548             8,788
Advertising income                                                            45,813            48,722
Miscellaneous income                                                          30,340             9,265
Rental income                                                                130,760           191,817
                                                                      --------------     -------------
     Total revenues                                                        1,183,678         1,029,679
                                                                      --------------     -------------

COST OF OPERATIONS
Brokers Fees                                                                  10,000             6,000
Franchise development fees                                                    24,615            71,158
Costs of operation of company stores                                         388,380           180,052
Purchase of equipment for resale                                               7,309            10,538
Advertising costs - cooperative                                               39,690            48,160
Rent from realty corporations                                                100,929           133,267
                                                                      --------------     -------------
     Total cost of operations                                                570,923           449,175
                                                                      --------------     -------------

Gross profit                                                                 612,755           580,504
Selling, general and administrative expenses                                 670,992         1,309,906
                                                                      --------------     -------------

Income (loss) from operations before other income and
     expenses and provision for income taxes                                 (58,237)         (729,402)
                                                                      --------------     -------------

OTHER INCOME (EXPENSES)
Interest income                                                                2,356            36,961
Interest expense                                                             (38,732)          (40,646)
Gain on sale of assets                                                        20,148             -
                                                                      --------------     -------------
     Total other income (expenses)                                           (16,228)           (3,685)
                                                                      --------------     -------------

Income (loss) before provision for income taxes                              (74,465)         (733,087)
                                                                      --------------     -------------

PROVISION FOR INCOME TAXES
Provision for income taxes-current                                             5,000             2,285
Provision (benefit) for income taxes-deferred                                (33,925)          (32,600)
                                                                      --------------     -------------
     Total provision (benefit) for income taxes                              (28,925)          (30,315)
                                                                      --------------     -------------

Net income (loss)                                                     $      (45,540)    $    (702,772)
                                                                      ==============     =============

Per Share Data
--------------
Basic and diluted earnings (loss) per share                           $        (0.01)    $       (0.07)
                                                                      ==============     =============

Weighted average shares outstanding                                        9,550,903         9,459,670
                                                                      ==============     =============

                 See notes to consolidated financial statements

                 TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                                2001               2000
                                                                           -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $     (45,540)     $    (702,772)
Adjustments to reconcile net income to net cash
provided by operating activities:
     Provision for deferred taxes                                                (33,925)             -
     Provision for bad debts                                                     228,182            436,811
     Prior years' salaries waived by employees                                  (115,790)             -
     Depreciation and amortization expense                                        91,759             77,495
     Stock issued for services rendered                                            -                  6,001
     Cancellation of note obligation                                             (22,275)             -
     Amortization of deferred income                                             (11,733)           (13,743)
     Depreciation and amortization from Company owned stores                       4,265              -
     (Gain) loss on sale of assets                                               (20,149)             -
Changes in operating assets and liabilities
     Accounts and notes receivable                                              (136,422)           (92,737)
     Prepaid expenses and other current assets                                    26,889             50,766
     Security deposit receivable                                                   8,475            (17,120)
     Accounts payable and accrued expenses                                        12,741            103,145
     Deposit on franchise acquisitions                                            21,000             15,000
     Deferred income                                                               2,000              -
     Income taxes payable                                                          5,000               (398)
     Security deposits payable                                                    (5,250)             6,500
     Purchases of inventory                                                       (7,525)             -
     Income taxes payable - deferred                                               -                (32,600)
                                                                           -------------      -------------
Net cash provided by (used for) operating activities                               1,702           (163,652)
                                                                           -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of intangible assets                                                 -               (165,651)
     Purchas\es of equipment                                                       -                (16,922)
     Proceeds from the sale of assets                                            399,500              -
                                                                           -------------      -------------
Net cash provided by (used for) investing activities                             399,500           (182,573)
                                                                           -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                   -                278,454
     Repayments of notes payable                                                (273,331)          (203,897)
                                                                           -------------      -------------
Net cash provided by (used for) financing activities                            (273,331)            74,557
                                                                           -------------      -------------

Net increase (decrease) in cash and cash equivalents                             127,871           (271,668)
Cash and cash equivalents - beginning                                            101,730            373,398
                                                                           -------------      -------------
Cash and cash equivalents - ending                                         $     229,601      $     101,730
                                                                           =============      =============

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                       Common stock                                           Treasury stock
                                -------------------------    Additional     Accumulated  -----------------------   Shareholders'
                                   Shares        Amount    paid in capital    deficit      Shares       Amount        equity
                                ------------  -----------  ---------------  ------------  ----------  -----------  --------------
Balance, December 31, 1999         9,450,905  $     4,725  $     1,576,204  $      7,165      40,000  $   (20,000) $    1,568,094

Issuance of stock for
    services rendered                100,000           50            5,951                                                  6,001

Net income (loss) for the year
    ended December 31, 2000                                                     (702,772)                                (702,772)

                                ------------  -----------  ---------------  ------------  ----------  -----------  --------------
Balance, December 31, 2000         9,550,903        4,775        1,582,155      (695,607)     40,000      (20,000)        871,323
                                ------------  -----------  ---------------  ------------  ----------  -----------  --------------

Net income (loss) for the year
    ended Decemeber 31, 2001                                                     (45,540)                                 (45,540)

                                ------------  -----------  ---------------  ------------  ----------  -----------  --------------
Balance, December 31, 2001         9,550,903  $     4,775  $     1,582,155  $   (741,147)     40,000  $   (20,000) $      825,783
                                ============  ===========  ===============  ============  ==========  ===========  ==============

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies

Business Activity

     The company was incorporated in the state of Delaware in June 1995 and is in the business of selling automotive franchises and administering and supporting full service automotive repair centers under the name "TILDEN FOR BRAKES CAR CARE CENTERS". The majority of franchises are currently located in New York and Florida with twelve states being represented and expansion plans for several additional states.

Principles of Consolidation

     The consolidated financial statements include all wholly owned subsidiaries. All inter-company profits and transactions have been eliminated in consolidation.

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

     Franchise fee revenue for initial franchise fees and from market area sales to market developer partners is recognized upon the execution of a franchise agreement and when all material services or conditions relating to the sale have been successfully completed by the Company. Market developer partners receive a percentage of royalty fees for development and management of their market and are responsible for substantially all training and other services required in opening new franchises in their regions.

Equipment sales are recorded upon delivery and installation of equipment to franchisees.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and short-term investments with original maturities of less than three months.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies (continued)

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

     Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of the temporary differences of revenue and expense items for financial statement and income tax purpose. Valuation allowances are provided against assets which are not likely to be realized.

Leases

     Leases that transfer substantially all of the risks and benefits of ownership are treated as capital leases. Capital leases are included in property and equipment and are depreciated over their estimated useful lives using the straight-line method.

Impact of New Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. SFAS No. 142 will be applied to previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies (continued)

Goodwill

     Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. In accordance with SFAS No. 142, the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of 2001. The Company conducts tests for impairment and goodwill that is determined to have become impaired is written off.

Carrying Values of Long-Lived Assets

     The Company evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values.

Intangible Assets

     The capitalized cost of intangible assets are amortized over their expected period of benefit on a straight-line basis, generally 10 to 20 years for franchise rights, 20 years for trademarks, and 15 to 40 years for goodwill. However, SFAS No. 142 will be applied to intangibles acquired prior to the third quarter of 2001 in the first quarter of 2002.

     Presently, the Company owns the trademarks "Tilden for Brakes Car Care Centers", "Brakeworld", "The Brake Shop" and "American Brake Service".

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 1 - Summary of Significant Accounting Policies (continued)

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 39 years for buildings, and 3 to 7 years for furniture and equipment. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in the statement of operations. Expenditures for repairs and maintenance are expensed as incurred.

Earnings Per Share

     Earnings per share ("EPS") has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, net income per common share assuming dilution is not presented for the years ending December 31, 2001 and 2000.

Reclassifications

     Certain amounts in the 2000 financial statements were reclassified to conform to the 2001 presentation.

Business Segment Information

     The Company operates in a single business segment: selling automotive franchises and administering and supporting full service automotive repair centers primarily under the name "TILDEN FOR BRAKES CAR CARE CENTERS", principally through franchised and company-operated shops located in North America. Sales to any single customer were less than five percent of sales and revenues in each of the years presented.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable at December 31 consisted of the following:

                                                         2001         2000
                                                         ----         ----
         Trade receivables from franchisees           $ 377,524    $ 288,293

         Installment loans due between December 31,
         2001 and August 1, 2008 with varying
         interest rates between 8.0% and 10.0%           98,305      415,457

         Short-term loans to franchisees due
         within one year and other loans
         and advances                                       -         12,473
                                                      ---------    ---------
                                                        475,829      716,223
         Less allowance for doubtful accounts          (120,091)    (261,553)
                                                      ---------    ---------
                                                        355,738      454,670
         Less current portion                          (300,976)    (266,875)
                                                      ---------    ---------
         Non-current accounts and notes receivable    $  54,762    $ 187,795
                                                      =========    =========

NOTE 3 - Property and Equipment

At December 31, property and equipment consisted of the following:

                                                         2001         2000
                                                         ----         ----
         Building                                     $     -      $ 310,000
         Machinery and shop equipment                     5,300       17,188
         Signage                                          5,623        5,623
         Furniture                                        6,678        6,678
         Leasehold Improvements                           4,720        4,720
                                                      ---------    ---------
                                                         22,321      344,209
         Less accumulated depreciation                  (11,282)     (16,483)
                                                      ---------    ---------
         Property and equipment, net
            of accumulated depreciation               $  11,039    $ 327,726
                                                      =========    =========

During 2001, the Company sold a building along with certain machinery and shop equipment for $337,500. Upon execution of the sale, the Company paid off an existing mortgage in the amount of approximately $239,000 (see Note 5). The sale resulted in a profit of approximately $39,000 which is included in the statement of operations.

     Depreciation expense amounted to $7,664 and $9,828 for the years ended December 31, 2001 and 2000, respectively.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 4 - Intangible Assets

Intangible assets at December 31 consisted of the following:

                                                      2001         2000
                                                      ----         ----

         Trademarks                                $  28,183    $  28,183
         Franchise & market area rights              770,723      770,723
         Organizational costs                         11,041       11,041
         Other, primarily goodwill                       -         54,000
                                                   ---------    ---------
                                                     809,947      863,947
         Less accumulated amortization              (227,774)    (144,781)
                                                   ---------    ---------
         Intangible assets, net
            of accumulated amortization            $ 582,173    $ 719,166
                                                   =========    =========


     In connection with the sale of the assets of its Company owned store (see
Note 12), the Company recorded a reduction in goodwill and the corresponding accumulated amortization in the amount of $54,000 and $3,600, respectively. During 2000, the Company recorded additions to franchise rights of $225,705 resulting from the acquisition of market area rights (see Note 12).

     Amortization expense for the years ended December 31, 2001 and 2000 were $84,095 and $68,353, respectively.

NOTE 5 - Notes Payable

Notes payable at December 31 consisted of the following:

                                                          2001         2000
                                                          ----         ----
         Mortgage payable bearing interest at 9.0%
         maturing October 2009, repaid October 2001    $     -      $ 214,426

         Bank loan bearing interest at 9.0%
         maturing March 2005                             104,950      131,555

         Term loan bearing interest at prime plus
         2.5% due October 2004                            82,211      102,965

         Various notes and loans at varying interest
         rates ranging from 9.0% to 15.0%, maturing
         September 2001 through August 2009               24,415       58,236
                                                       ---------    ---------

                                                         211,576      507,182
         Less current portion                            (73,224)    (100,078)
                                                       ---------    ---------

         Notes payable, net of current portion         $ 138,352    $ 407,104
                                                       =========    =========

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 5 - Notes Payable (continued)

Maturities of notes payable for the next five years are as follows:

                      2002                   $   75,941
                      2003                       73,438
                      2004                       52,994
                      2005                        9,203
                                             ----------
                                             $  211,576
                                             ==========

     During the third quarter of 2001, the Company's line of credit was discontinued. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 was modified to 36 equal monthly principal payments plus accrued interest. At December 31, 2001, the outstanding balance was approximately $82,200.

     As of December 31, 2001, the Company recorded cancellation of a note obligation in the amount of $22,275. The reduction in notes payable resulted upon offsetting of an obligation to a franchisee, against receivables from the franchisee which had been fully reserved as bad debt.

NOTE 6 - Income Taxes

     Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

     Consolidated income tax expense (benefit) consisted of the following for the years ended December 31;

                                                         2001        2000
                                                         ----        ----
         Current
            Federal                                    $    -      $    -
            State                                         5,000       2,285
                                                       --------    --------
         Total current provision                          5,000       2,285
                                                       --------    --------

         Deferred
            Federal                                     (33,925)    (33,000)
            State                                           -           400
                                                       --------    --------
         Total deferred provision                       (33,925)    (32,600)
                                                       --------    --------

         Total income tax expense (benefit)            $(28,925)   $(30,315)
                                                       ========    ========

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 6 - Income Taxes (continued)

     Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of December 31;

                                                        2001         2000
                                                        ----         ----

         Disallowed bad debt reserve                 $  42,000    $  67,900
         Deferred installment gains                        -         33,000
         Officers' deferred salary                         -         24,800
         Net operating loss carry forward              141,600      130,900
                                                     ---------    ---------
                                                       183,600      256,600
         Valuation allowance                          (183,600)    (222,700)
                                                     ---------    ---------
                                                     $     -      $  33,900
                                                     =========    =========

     The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the reversal of previously recorded installment sales, the write off of receivables for tax purposes in excess of amounts currently provided for in the Company's financial statements, the reversal of officers' salaries accrued in previous periods and the benefit of net operating loss carryforwards, offset by a valuation allowance.

NOTE 7 - Commitments and Contingencies

Leases

The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay these subsidiaries rent on these properties and may, in some circumstances, pay rent directly to the lessors of these operating leases. Future minimum lease payments under these operating leases for the years ended December 31 are as follows:

                       2002                    $   663,470
                       2003                        534,318
                       2004                        528,978
                       2005                        520,433
                       2006                        459,042
                   Thereafter                    1,074,010

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 7 - Commitments and Contingencies (continued)

Employment Agreements

     During December 2000, the president of the Company received an employment contract, which renews annually on the first day of each year. Due to the low level of working capital maintained during 2001 and 2000, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2000, the Company was liable for unpaid salary of approximately $35,000. In addition, the Company was liable for approximately $80,000 for salary deferrals agreed to by three additional employees. All unpaid salaries were accrued and included in accrued expenses on the balance sheet at December 31, 2000. During 2001, the president and the employees agreed to forego their prior salaries. Accordingly, approximately $115,000 of previously accrued salaries was reversed and the benefit included in the statement of operations. Additionally, during 2001, the president agreed to receive $67,800 as his total salary for the year.

Going Concern

     As shown in the accompanying financial statements, the Company has incurred net losses of approximately $702,000 in 2000 and $46,000 in 2001. The fact that the Company has continued to sustain losses and may require additional sources of outside financing to sustain operations creates uncertainty about the Company's ability to continue as a going concern.

In accordance with Management's plan developed in 2000, during the fourth quarter of 2001, recognized two significant transactions; 1) the Company sold its Company owned store and 2) a building which it owned located on Long Island, New York. These transactions generated net proceeds of approximately $155,000. Upon the sale of the Company owned store, the Company executed a sub-lease agreement with the purchaser, from which it expects to receive rental income in excess of its obligation to pay rent over the lease term. Future periods will benefit from the elimination of the negative cash flows caused by these operations totaling approximately $130,000 per year. Additionally, during the year 2001, the Company sold seven new franchises and terminated one. In addition to selling franchises, the Company expects to continue focusing its efforts upon expanding its real estate activities.

Management of the Company has continued to implement their plan to increase cash flow by aggressively seeking to expand operations by marketing its franchises in new regions across the country. At December 31, 2001, the Company's cash and working capital had improved from the previous year-end. Based upon the current volume of activity over the past months, the Company has not found it necessary to deplete its cash balances. Accordingly, should revenue continue at current levels, management believes the Company has sufficient cash to sustain itself through the balance of 2002. Hwoever, should there by an adverse change in the Company's cashflow, the Company may attempt to raise funds through public or private sales of its securities. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 8 - Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2001 and 2000, approximately $50,300 and $27,000, respectively, of the Company's cash on deposit with banks was in excess of the FDIC insured limits. The Company has accounts and notes receivable from franchisees amounting to $355,700 and $454,700 in 2001 and 2000, respectively, net of an allowance for doubtful accounts of $120,100 and $261,600 in 2001 and 2000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York and Florida.

NOTE 9 - Related Party Transactions

Office facilities

     The Company rents office space on a month-to-month basis from a law firm, of which a principal of the law firm is a shareholder and director of the Company. Total rent expense paid to the law firm amounted to $29,000 in 2001 and $36,000 in 2000. The law firm also acts as the Company's general counsel and received $13,750 and $65,000 in legal fees in 2001 and 2000, respectively.

Consulting

     During the year ending December 31, 2001, the Company terminated a consulting arrangement with a corporation owned by one its directors. Under the terms of the arrangement, which went into effect on January 1, 2000, the director's corporation provided training and continuing education for new franchisees. Consulting fees paid in 2001 and 2000 amounted to $5,000 and $60,000, respectively.

NOTE 10 - Stock Options

Tilden Associates, Inc. Incentive Plan

     In 1997, the Company adopted the Tilden Associates, Inc. Incentive Plan ("the 1997 Plan"). Under the terms of the 1997 Plan the Company has reserved 10,000,000 shares subject to options. The Company may issue options for a term of no greater than ten years and at an exercise price no less than 50% of the fair market value of the stock at the time of the grant. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate three months after termination of the employee's employment with the Company.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 10 - Stock Options (continued)

     As of December 31, 2001, the Company granted options to purchase 2,860,000 shares under the 1997 Plan for $.07 per share. As of December 2001, no options were exercised. In December 2001, at the request of the Company, to assist in its efforts to better organize its capital structure, all the options were returned to the Company by the option holders and terminated.

Tilden Associates, Inc. 1998 Stock Option Plan

     In May 1998, the Company adopted the Tilden Associates, Inc. 1998 Stock Option Plan ("the 1998 Plan"). Under the terms of the 1998 Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2001, 554,700 were unexercised and remain outstanding.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 10 - Stock Options (continued)

Tilden Associates, Inc. 2001 Stock Option Plan

     In December 2001, the Company adopted the Tilden Associates, Inc. 2001 Option Plan ("the 2001 Plan"). Under the terms of the 2001 Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of December 31, 2001, all 1,010,000 were unexercised and remain outstanding.

     The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2001.

NOTE 11 - Consulting Agreement

     In May 1998 the Company entered into consulting agreements with three brokerage firms to provide public relations and other promotional services over a four-year period. In consideration for these services, the Company issued 750,000 non-restricted shares of its common stock. The fair value of these services is being amortized over the term of the contracts, resulting in current consulting expense of $46,875 per year for each of the years ending December 31, 2001 and 2000.

NOTE 12 - Franchises and Market Area Activities

Franchises

     During the years ending December 31, 2001 and 2000, the Company sold seven and two new franchises, respectively. As of December 31, 2001 and 2000, the Company had 60 and 52 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonments.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 12 - Franchises and Market Area Activities (continued)

Market Areas

     During the years ending December 31, 2001 and 2000, the Company sold the rights to none and one new market areas, respectively.

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

Company Owned Locations

     During October 2001, the Company sold 1 location for $337,500 (see Note 3). The Company recorded losses on operation of company owned stores of $74,500 and $8,000 for the years ended December 31, 2001 and 2000, respectively. In conjunction with the sale, the Company sold assets including shop equipment, inventory, and accounts receivables and other assets for $62,000 resulting in a loss of $19,646.

     During the year ending December 31, 2000, the Company acquired one location, in which it operated until October 2001.


NOTE 13 - Supplemental Cash Flow information

     Total interest paid during the years ended December 31, 2001 and 2000, was $35,945 and $40,646, respectively.

     Total income taxes paid during the years ended December 31, 2001 and 2000, were $1,400 and $2,583, respectively.

     Non-cash transactions recorded during the years ended December 31, 2001 and 2000 consisted of: (1) the recording of a provision for bad debts of $228,182 and $436,811, respectively, (2) prior years' salary expense waived by certain employees of $115,790 and $0, respectively, (3) reduction of deferred taxes of $33,925 and $0, respectively, and (4) the issuance of the Company's common stock for services performed valued at $0 and $6,000, respectively.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                 For the Years Ended December 31, 2001 and 2000


NOTE 14 - Quarterly results of Operations (Unaudited)

         Below is a summary of the quarterly results of operations for each quarter of 2001 and 2000:

     2001                                       First         Second         Third          Fourth
     Revenues                                $ 286,075      $ 405,746      $ 216,110      $ 253,472
     Gross profit                              112,305        209,690         87,305        181,180
     Net income (loss)                        (200,971)        32,545        (60,181)       160,792
     Basic and diluted income (loss) per
     common share                                (0.02)          0.00         (0.006)          0.02

     2000                                       First         Second         Third          Fourth
     Revenues                                $ 277,520      $ 214,460      $ 232,274      $ 305,425
     Gross profit                              205,375        149,718        111,726        114,685
     Net income (loss)                         (26,796)       (42,942)      (165,342)      (467,692)
     Basic and diluted income (loss) per
     common share                                (0.00)         (0.00)         (0.02)         (0.05)

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS                      Member of the American Institute
                                98 CUTTERMILL ROAD                          of Certified Public Accountants,
                            GREAT NECK, NEW YORK 11021                      SEC Practice Section

                                  ------------                              Member of The New York State
                                                                            Society of Certified Public
                                 (516) 487-0110                                       Accountants
                            Facsimile (516) 487-2928


                           INDEPENDENT AUDITORS REPORT
                      ON SUPPLEMENTAL FINANCIAL INFORMATION


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Garden City, New York

Our report on the audits of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2001 and 2000 appears on page F-2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for 2001 and 2000 and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Great Neck, New York                               Goldstein & Ganz, CPA's, PC
April 10, 2002

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF SELLING,
                      GENERAL AND ADMINISTRATIVE EXPENSES


                                                Year Ended December 31,
                                             2001                    2000
                                        ---------------        ---------------

Salaries and wages                      $        78,052        $       157,923
Officer salaries                                -                      224,488
Bad debt expense                                228,182                436,811
Consulting                                       60,129                124,613
Professional fees                                54,949                124,355
Amortization expense                             84,095                 68,353
Rent                                             40,312                 36,000
Payroll and other taxes                          18,583                 24,579
Telephone expense                                13,467                 20,042
Advertising                                      11,574                 18,484
Travel and entertainment                          8,271                 18,345
Depreciation expense                              7,664                  9,828
Automobile expense                                8,315                  7,491
Loss from abandoned franchise                   -                        7,115
Fees and licenses                                19,362                  6,893
Office expense                                    8,957                 15,451
Real estate taxes                                17,664                  2,984
Insurance                                         1,453                  1,176
Miscellaneous expense                             9,963                  4,975
                                        ---------------        ---------------

                                        $       670,992        $     1,309,906
                                        ===============        ===============


                 See notes to consolidated financial statements.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 15, 2002                            TILDEN ASSOCIATES, INC.


                                            By: /s/ ROBERT BASKIND
                                                --------------------------------
                                                Robert Baskind
                                                President and
                                                Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                             Titles                       Date


By: /s/ ROBERT BASKIND          Chairman of the Board,
    -------------------------   President, Chief Executive
    Robert Baskind              Officer (Principal Executive
                                and Financial Officer)          April 11, 2002


By: /s/ MARVIN E KRAMER         Director, Vice President
    -------------------------   Of Law & Finance                April 11, 2002
    Marvin E. Kramer


By: /s/ THOMAS MONTEFUSCO       Director                        April 11, 2002
    -------------------------
    Thomas Montefusco

By: /s/ JOSEPH MONTEFUSCO       Director, Vice President
    -------------------------   Operations                      April 11, 2002
    Joseph Montefusco