Form 10QSB
period 2002-03-31
TILDEN ASSOCIATES INC
filed 2002-05-20
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2002

Commission file number 0001027484

                             TILDEN ASSOCIATES, INC.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               DELAWARE                                    11-3343019
     ---------------------------------           ----------------------------
      (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                  Identification No.)


             1325 Franklin Avenue, Suite 165, Garden City, NY 11530
   --------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 746-7911
   --------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ ]   No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 13, 2002, was 9,775,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 2002   December 31, 2001
                                                                           ---------------   -----------------
                                                                             (UNAUDITED)
ASSETS

Current Assets
    Cash and cash equivalents                                              $       220,027     $       229,601
    Receivables from franchisees, net of allowance $147,718 and
       $120,091 at March 31, 2002 and December 31, 2001, respectively              301,089             300,976
    Prepaid expense                                                                 29,350              40,294
                                                                           ---------------     ---------------
               Total Current Assets                                                550,466             570,871
                                                                           ---------------     ---------------
Property, Plant and Equipment
    Property and equipment, net of accumulated depreciation of
       $11,705 and $11,282 at March 31, 2002 and December 31, 2001,
          respectively                                                              10,616              11,039

Other Assets
    Receivables from franchisees, net of current portion                            53,640              54,762
    Security deposits                                                               56,747              56,747
    Intangible assets, net                                                         581,390             582,173
                                                                           ---------------     ---------------
               Total Other Assets                                                  691,777             693,682
                                                                           ---------------     ---------------
               Total Assets                                                $     1,252,859     $     1,275,592
                                                                           ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                  $       102,165     $       104,514
    Deposits on franchise acquisitions                                              61,000              76,000
    Income taxes payable, current                                                   13,050              12,500
    Notes payable, current portion                                                 100,972              73,224
    Deferred income                                                                  2,000               2,000
                                                                           ---------------     ---------------
               Total Current Liabilities                                           279,187             268,238
                                                                           ---------------     ---------------
Non-Current Liabilities
    Notes payable, net of current portion                                           97,431             138,352
    Security deposits                                                               47,019              43,219
                                                                           ---------------     ---------------
               Total Liabilities                                                   423,637             449,809
                                                                           ---------------     ---------------
Shareholders' Equity
    Common stock, $.0005 par value; 30,000,000 shares authorized,
       9,550,903 shares issued and outstanding at March 31, 2002
       and December 31, 2001                                                         4,775               4,775
    Additional paid - in capital                                                 1,582,155           1,582,155
    Retained earnings (accumulated deficit)                                       (737,708)           (741,147)
                                                                           ---------------     ---------------
                                                                                   849,222             845,783
                                                                           ---------------     ---------------
    Less: treasury stock - 40,000 shares, stated at cost                           (20,000)            (20,000)
                                                                           ---------------     ---------------

               Total Shareholders' Equity                                          829,222             825,783
                                                                           ---------------     ---------------
               Total Liabilities and Shareholders' Equity                  $     1,252,859     $     1,275,592
                                                                           ===============     ===============

CONSOLIDATED  STATEMENTS  OF  INCOME
(UNAUDITED)                                                                Three Months Ended March 31,
                                                                           ---------------------------
                                                                               2002           2001
                                                                           -----------     -----------
Revenues
   Royalty fees                                                            $   126,186         102,464
   Initial franchise acquisition fees                                               --     $    15,000
   Rental income                                                                52,410          44,082
   Sales from operation of company stores                                           --         109,541
   Sale of equipment purchased for resale                                        1,693           2,398
   Advertising income                                                           10,333          11,508
   Miscellaneous income                                                          9,129           1,082
                                                                           -----------     -----------
         Total Revenue                                                         199,751        286,075
                                                                           -----------     -----------
Cost of Operations
   Franchise development fees                                                    1,690           7,023
   Rent for realty corporations                                                 46,619          31,905
   Costs of operation of company stores                                             --         121,033
   Cost of equipment for resale                                                  3,436           2,329
   Advertising costs                                                            10,484          11,480
                                                                           -----------     -----------
         Total Operating Costs                                                  62,229         173,770
                                                                           -----------     -----------

Gross Profit                                                                   137,522         112,305

Selling, general and administrative expenses                                   130,098         335,708
                                                                           -----------     -----------

         Income (loss) from operations before other income and expenses
          and provision for income taxes                                         7,424        (223,403)

Other Income (Expense)
   Interest income                                                               1,647           1,092
   Interest expense                                                             (4,381)        (11,335)
                                                                           -----------     -----------
         Total other income (expenses)                                          (2,734)        (10,243)
                                                                           -----------     -----------

Income (loss) before provision for income taxes                                  4,690        (233,646)
Provision for income taxes:
   Current                                                                       1,250           1,250
   Deferred                                                                         --         (33,925)
                                                                           -----------     -----------
   Total provision for income taxes                                              1,250         (32,675)
                                                                           -----------     -----------
         Net Income (Loss)                                                 $     3,440     $  (200,971)
                                                                           ===========     ===========
Per Share Data
   Basic and diluted net income (loss)                                            0.00           (0.02)
                                                                           ===========     ===========

Weighted Average Shares Outstanding                                          9,550,903       9,550,903
                                                                           ===========     ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                             2002         2001
                                                                         ------------ ------------
Operating Activities
     Net income (loss)                                                   $      3,440 $   (200,971)
     Adjustments to reconcile net income to net cash
     used for operating activities:
        Depreciation and amortization                                           1,201       23,301
        Provision for bad debt                                                 27,627      177,265
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                         (26,613)     (22,123)
        Inventory                                                                  --       (7,525)
        Prepaid expenses                                                       10,944        7,179
        Security deposits                                                          --          500
        Accounts  payable and accrued expenses                                 (2,350)     (17,736)
        Deposits on franchise acquisitions                                    (15,000)       6,750
        Income taxes payable, current                                             550        1,250
        Income taxes payable, deferred                                             --      (33,925)
        Deferred income                                                            --       (4,400)
        Security deposits payable                                               3,800       (4,000)
                                                                         ------------ ------------
           Net  Cash  Provided  by (Required for) Operating Activities          3,599      (74,435)
                                                                         ------------ ------------
Investing Activities

     Proceeds from sale of equipment                                               --        1,423
                                                                         ------------ ------------
           Net Cash Provided by (Required for) Investing Activities                --        1,423
                                                                         ------------ ------------

Financing Activities
     Repayment of notes payable                                               (13,173)     (20,214)
                                                                         ------------ ------------
           Net  Cash  Provided by (Required for) Financing Activities         (13,173)     (20,214)
                                                                         ------------ ------------
               Net  increase (decrease)  in  Cash                              (9,574)     (93,226)

 Cash and cash equivalents at beginning of the period                         229,601      101,730
                                                                         ------------ ------------


 Cash and cash equivalents at end of the period                          $    220,027 $      8,504
                                                                         ============ ============



Supplemental Cash Flow Information:
     Interest paid                                                       $      4,381 $     11,335
     Income taxes paid                                                   $        700 $      1,400

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2002 vs Three Months Ended March 31, 2001
----------------------------------------------------------------------

     Revenue decreased to $200,000 in the first quarter of 2002 from $286,000 in the first quarter of 2001, representing a 30% decrease in total revenue. Changes in the revenue during the first quarter of 2002 were attributable to; the lack of sales operation of company-owned stores as a result of the sale of a company owned store during the fourth quarter of 2001 and reduced initial franchise fees recorded during the first quarter of 2002, offset by a 23% increase in royalty fees, and a 19% increase in rental income.

     Operating costs decreased to $62,000 in the first quarter of 2002 from $174,000 in the first quarter of 2001, a 64% reduction. As a percentage of revenue, operating costs decreased to 31% in the first quarter of 2002 from 61% in the first quarter of 2001. This decrease was due primarily to the lack of costs of operations from company-owned stores as a result of the sale of its retail operation during the fourth quarter of 2001 partially offset by an increase in rent for realty corporations which increased as a result of the increased number of locations which the Company subleases repair shops to franchisees or other tenants.

     Selling, general and administrative expenses decreased to $130,000 in the first quarter of 2002 from $336,000 in the first quarter of 2001, a 61% decrease. This decrease is primarily attributable to decreases in: bad debt expense of $150,000, amortization expense of $20,000, salaries of $25,000, real estate taxes of $5,000 and payroll taxes of $4,000 offset by an increase in professional fees of $7,000. The decrease in bad debt expense was primarily due to significant bad debt charges incurred in connection with a settlement of a note receivable during the first quarter of 2001. The decrease in amortization expense was attributable to the Company's adoption of the provisions of SFAS N. 142 "Goodwill and Other Intangible Assets" which requires that goodwill be tested for impairment, and written off when impaired, rather than being amortized as previous standards required. The decreases in salaries and payroll taxes were attributable to reduced officers and other salaries made effective at the end of the first quarter 2001. The decrease in real estate taxes was a result of the sale of a building in the fourth quarter of 2001. The increase in professional fees was primarily attributable to an increase in accrued legal and auditing fees during the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at March 31, 2002 was $271,000, compared to working capital of $303,000 at December 31, 2001. Working capital during the first quarter was used primarily to fund the current operations. The ratio of current assets to current liabilities was 2.0:1 at March 31, 2002 and 2.1:1 at December 31, 2001. Cash flow provided by operations during the first quarter of 2002 was $3,600, compared to cash flow used for operations during the first quarter of 2001 of $74,000.

     Accounts receivable - trade, net of allowances, increased to $299,000 at March 31, 2002 from $292,000 at December 31, 2001.

     Accounts payable decreased to $102,000 at March 31, 2002 from $105,000 at December 31, 2001.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

     The Company believes that it has sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2002. However, the Company may require additional financing to fund its plan to expand operations. During the second quarter of 2002, the Company issued 225,000 shares of its common stock in connection with an agreement with a firm that was engaged to assist the Company in obtaining such financing. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund the operating cash flow needs for its expansion, the Company may be required to curtail its plans to expand operations.

     The Company has no lines of credit.

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

Date:  May 20, 2002

                                       /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive Officer