Form 10QSB
period 2002-06-30
TILDEN ASSOCIATES INC
filed 2002-08-19
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

Commission file number  0001027484

                             TILDEN ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  DELAWARE                                        11-3343019
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


             1325 Franklin Avenue, Suite 165, Garden City, NY 11530
             ------------------------------------------------------
                    (Address of principal executive offices)


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

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 13, 2002, was 9,775,903 shares of Common Stock - $.0005 par value.

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

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                               June 30, 2002   December 31, 2001
                                                                                -----------       -----------
                                                                                                   (Audited)
ASSETS

Current Assets
     Cash and cash equivalents                                                  $   226,822       $   229,601
     Receivables from franchisees, net of allowance $180,029 and
       $120,091 at June 30, 2002 and December 31, 2001, respectively                294,323           300,976
     Prepaid expense                                                                  7,639            40,294
                                                                                -----------       -----------
          Total Current Assets                                                      528,784           570,871
                                                                                -----------       -----------

Property, Plant and Equipment
     Property and equipment, net of accumulated depreciation of
       $12,126 and $11,282 at June 30, 2002 and December 31, 2001, respectively      10,195            11,039
                                                                                -----------       -----------

Other Assets
     Receivables from franchisees, net of current portion                            54,512            54,762
     Security deposits                                                               50,747            56,747
     Intangible assets, net                                                         580,613           582,173
                                                                                -----------       -----------
          Total Other Assets                                                        685,872           693,682
                                                                                -----------       -----------
          Total Assets                                                          $ 1,224,851       $ 1,275,592
                                                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                      $    95,943       $   104,514
     Deposits on franchise acquisitions                                              46,000            76,000
     Income taxes payable, current                                                   14,300            12,500
     Notes payable, current portion                                                  93,052            73,224
     Deferred income                                                                     --             2,000
                                                                                -----------       -----------
          Total Current Liabilities                                                 249,295           268,238

Non-Current Liabilities
     Notes payable, net of current portion                                           89,466           138,352
     Security deposits                                                               39,800            43,219
                                                                                -----------       -----------
          Total Liabilities                                                         378,561           449,809
                                                                                -----------       -----------

Shareholders' Equity
     Common stock, $.0005 par value; 30,000,000 shares authorized
       9,775,903 and 9,550,903 shares issued and outstanding at
       June 30, 2002 and December 31, 2001, respectively                              4,888             4,775
     Additional paid - in capital                                                 1,588,792         1,582,155
     Retained earnings (accumulated deficit)                                       (727,390)         (741,147)
                                                                                -----------       -----------
                                                                                    866,290           845,783
     Less: treasury stock - 40,000 shares, stated at cost                           (20,000)          (20,000)
                                                                                -----------       -----------
          Total Shareholders' Equity                                                846,290           825,783
                                                                                -----------       -----------
          Total Liabilities and Shareholders' Equity                            $ 1,224,851       $ 1,275,592
                                                                                ===========       ===========


                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME


                                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                                 --------------------------    --------------------------
                                                                     2002           2001           2002           2001
                                                                 -----------    -----------    -----------    -----------
Revenues
     Initial franchise acquisition fees                          $    40,000    $    50,000    $    40,000    $    65,000
     Royalty fees                                                    114,559        165,247        240,746        267,711
     Sales from operation of company stores                               --        138,165             --        247,706
     Sale of equipment purchased for resale                            2,629            280          4,322          2,678
     Advertising income                                                9,017         10,384         19,350         21,892
     Rental income from realty rental                                 64,839         40,591        117,249         84,673
     Miscellaneous income                                              1,995          1,079         11,124          2,161
                                                                 -----------    -----------    -----------    -----------
          Total Revenue                                              233,039        405,746        432,791        691,821
                                                                 -----------    -----------    -----------    -----------
Cost of Operations
     Broker's fees                                                    10,000             --         10,000             --
     Franchise development fees                                       10,223          8,955         11,913         15,978
     Costs of operation of stores                                         --        151,840             --        272,873
     Cost of equipment for resale                                      1,400             98          4,836          2,427
     Advertising costs                                                 8,467         10,018         18,952         21,498
     Rent paid on realty sublet                                       55,513         25,145        102,132         57,050
                                                                 -----------    -----------    -----------    -----------
          Total Operating Costs                                       85,603        196,056        147,833        369,826
                                                                 -----------    -----------    -----------    -----------

Gross Profit                                                         147,436        209,690        284,958        321,995

Selling, general and administrative expenses                         133,542        166,916        263,640        502,624
                                                                 -----------    -----------    -----------    -----------

          Income (loss) from operations before other
            income and expenses and provision for income taxes        13,894         42,774         21,318       (180,629)

Other Income (Expense)
     Interest income                                                   1,205            884          2,852          1,976
     Interest expense                                                 (3,532)        (9,863)        (7,913)       (21,198)
                                                                 -----------    -----------    -----------    -----------
          Total other income (expenses)                               (2,327)        (8,979)        (5,061)       (19,222)
                                                                 -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes                       11,567         33,795         16,257       (199,851)
Income taxes
     Current                                                           1,250          1,250          2,500          2,500
     Deferred                                                             --             --             --        (33,925)
                                                                 -----------    -----------    -----------    -----------
          Net Income (Loss)                                      $    10,317    $    32,545    $    13,757    $  (168,426)
                                                                 ===========    ===========    ===========    ===========

Per Share Data
     Basic and diluted net income (loss)                         $      0.00    $      0.00    $      0.00    $     (0.02)
                                                                 ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding
     Basic and diluted                                             9,698,815      9,410,903      9,605,378      9,410,903
                                                                 ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended June 30,
                                                                    ------------------------
                                                                       2002          2001
                                                                    ----------    ----------
Operating Activities
   Net income (loss)                                                $   13,757    $ (168,426)
   Adjustments to reconcile net income to net cash used
         for operating activities:
      Depreciation and amortization                                      4,094        46,602
      Provision for bad debt                                            59,937       211,952
   Changes in operating assets and liabilities
      Accounts and notes receivable                                    (53,035)      (84,808)
      Inventory                                                             --        (7,525)
      Prepaid expenses                                                  37,717        16,357
      Security deposits                                                  6,000        19,475
      Accounts payable and accrued expenses                             (8,572)      (16,369)
      Deposits on franchise acquisitions                               (30,000)        3,000
      Income taxes payable                                               1,800       (31,425)
      Deferred income                                                   (2,000)       (8,800)
      Security deposits                                                 (3,419)      (16,750)
                                                                    ----------    ----------

         Net Cash Provided by (Required for) Operating Activities       26,279       (36,717)
                                                                    ----------    ----------

Investing Activities
   Proceeds from sale of equipment                                          --         2,845
                                                                    ----------    ----------

         Net Cash Provided by (Required for) Investing Activites            --         2,845
                                                                    ----------    ----------

Financing Activities
   Repayment of notes payable                                          (29,058)      (34,724)
                                                                    ----------    ----------
         Net Cash Provided by (Required for) Financing Activities      (29,058)      (34,724)
                                                                    ----------    ----------

            Net increase (decrease) in Cash                             (2,779)      (68,596)
Cash and cash equivalents at beginning of the period                   229,601       101,730
                                                                    ----------    ----------

Cash and cash equivalents at end of the period                      $  226,822        33,134
                                                                    ==========    ==========


Supplemental Cash Flow Information:
   Interest paid                                                    $    7,913    $   21,198
   Income taxes paid                                                $      700    $    1,400


                 See Notes to Consolidated Financial Statements

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein, and the consolidated financial statements included in its 2001 annual report on Form 10-KSB. The statements disclosed herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, competition in the finance industry for franchising companies and retail automobile and truck repair service, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


OVERVIEW
--------

     Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 1325 Franklin Avenue, Suite 165, Garden City, New York, 11530.


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001
---------------------------------------------------------------------

     Revenue decreased to $233,000 in the second quarter of 2002 from $406,000 in the second quarter of 2001, representing a 42% decrease. The decrease in revenue during the second quarter of 2002 was predominately attributed to 1) the ceasing of operation of a Company owned store which was sold during the fourth quarter of 2001, resulting in a $138,000 reduction in revenue or 79% of the overall decrease in revenue and 2) a 31% decrease in royalty income during the second quarter of 2002, attributable to settlements made during the second quarter of 2001 with two franchisees for past due royalties not previously recorded to income, offset by an increase in rental income attributable to an increase in the number of locations on which the Company receives rental income in 2002.

     Operating costs decreased to $86,000 in the second quarter of 2002 from $196,000 in the second quarter of 2001, a 56% decrease. As a percentage of revenue, operating costs decreased to 37% in the second quarter of 2002 from 48% in the second quarter of 2001. The decrease is primarily attributable to the reduction in the costs of operating the Company owned store of approximately $138,000 offset by increases in rent paid on sub-leased locations and in brokers' fees paid on a newly opened franchise. Overall gross profit percentage increased significantly to 63% in the second quarter of 2002 from 52% in the second quarter of 2001 primarily attributable to the sale of a Company owned store during the fourth quarter of 2001.

     Selling, general and administrative expenses decreased to $134,000 in the second quarter of 2002 from $167,000 in the second quarter of 2001, a 20% decrease. This decrease is primarily due to decreases in amortization of $18,000, salaries of $9,000, real estate taxes paid of $7,000 on a building, which was sold during the fourth quarter of 2001 and travel and entertainment expenses of $5,000 offset by increases in professional fees of $8,000, and training of $5,000. The decrease in amortization was attributable to the Company's adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill be tested for impairment, and written off when impaired, rather than being amortized as previous standards required. The decrease in salaries was attributable to reduced officers and other salaries made effective during the second quarter of 2001. The decrease in real estate taxes was attributable to the sale of a building, on which the Company was liable for real estate taxes, during the fourth quarter of 2001. The increase in professional fees was attributable to an increase in accrued legal and audit fees during the second quarter of 2002.

     Although the Company reflected pre-tax income of $12,000 for the quarter and anticipates showing pre-tax income for the full year, the income tax provision was offset by the utilization of net operating losses incurred in prior years. Income tax expense reflects minimum state and local franchise taxes.

Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001
-----------------------------------------------------------------

     Revenue decreased to $433,000 through the second quarter of 2002 from $692,000 through the second quarter of 2001, representing a 37% decrease. The decrease in revenue during the first six months of 2002 was predominately attributed to 1) the ceasing of operation of a Company owned store effective upon the sale of the business during the fourth quarter of 2001, 2) a decrease in initial franchise fees recorded and 3) a decrease in royalty income recorded. These decreases were offset by an increase in rental income derived from subleases to franchisees and other automotive repair shops.

     Operating costs decreased to $148,000 during the first six months of 2002 from $370,000 during the same period of 2001, a 60% decrease. As a percentage of revenue, operating costs decreased to 34% during the first six months of 2002 from 53% during the same period of 2001. The decrease is primarily attributable to the sale of a Company-owned store in 2001, which resulted in a significant increase to gross profit percentage, during the first six months of 2002.

     Selling, general and administrative expenses decreased to $264,000 for the first six months of 2002 from $503,000 during the first six months of 2001, a 48% decrease. This decrease is primarily due to a decrease in bad debt expense of $152,000, amortization expense of $39,000, salaries of $34,000 and real estate taxes of $12,000 offset by increases in professional fees of $14,000 and training expenses of $5,000. The decrease in bad debt expense was primarily due to the write-off of one note receivable and the settlement of another note receivable both reserved during the first six months of 2001. The decrease in amortization was attributable to the Company's adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill be tested for impairment, and written off when impaired, rather than being amortized as previous standards required. The decrease in salaries was primarily due to the resignation as an employee of an officer of the Company and a reduction of other salaries, made effective during the second quarter of 2001. The decrease in real estate taxes was attributable to the sale of a building, during the fourth quarter of 2001, on which the Company was liable for real estate taxes. The increase in professional fees was due to an increase in accrued legal and audit fees in 2002. The increase in training was attributable to the training provided to a new franchisee in 2002.

     Although the Company reflected pre-tax income of $16,000 for the six months ended June 30, 2002 and anticipates showing pre-tax income for the full year, the income tax provision was offset by the utilization of net operating losses incurred in prior years. Income tax expense reflects minimum state and local franchise taxes.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at June 30, 2002 was $279,000, compared to working capital of $303,000 at December 31, 2001. The ratio of current assets to current liabilities was 2.1:1 at June 30, 2002 and December 31, 2001. Working capital during the first six months was used primarily to fund current operations. Cash flow provided by operations through the second quarter of 2002 was $26,000, compared to cash flow used by operations through the second quarter of 2001 of $37,000.

     Accounts receivable - trade, net of allowances, decreased to $294,000 at June 30, 2002 from $301,000 at December 31, 2001.

     Accounts payable decreased to $96,000 at June 30, 2002 from $105,000 at December 31, 2001.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

     The Company believes that it has sufficient liquidity to meet its operating cash requirements for the current level of operations during the remainder of 2002. However, the Company may require additional financing to fund its plan to expand operations. During the second quarter of 2002, the Company issued 225,000 shares of its common stock in connection with an agreement with a firm that was engaged to assist the Company in obtaining such financing. There can be no assurance that financing will be available, or if available, on terms acceptable to the Company. If the Company is unable to fund its operating cash flow needs for its expansion, the Company may be required to curtail its plans to expand operations.

     The Company is currently attempting to establish a line of credit.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities and Use of Proceeds

         Registered Shares of Common Stock, $0.0005 par value, issued in the second quarter of 2002 were as follows:

                     No. of
 Date    Purchaser   Shares    Consideration                                  Exemption
 ----    ---------   ------    --------------------------------------------   ---------

5/1/02   Vendors     225,000   A vendor accepted common stock in                4 (2)
                               lieu of unpaid fees in the amount of $6,750.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1 Certification of Chief Executive and Chief Financial Officer

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TILDEN ASSOCIATES, INC.



Date: August 19, 2002

                                     /s/ ROBERT BASKIND
                                     ------------------
                                     Robert Baskind
                                     Chairman of the Board, President,
                                     Chief Executive and Chief Financial Officer