Form 10QSB
period 2002-09-30
TILDEN ASSOCIATES INC
filed 2002-11-19
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2002

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


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2002 was 9,735,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]

                        Table of Contents for Form 10-QSB

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2002 (unaudited)
          and December 31, 2001 (audited) ................................     3

          Consolidated Statements of Income for the Three and Nine Month
          Periods Ended September 30, 2002 and 2001 (unaudited) ..........     4

          Consolidated Statements of Cash Flows for the Nine Month Periods
          Ended September 30, 2002 and 2001 (unaudited) ..................     5

Item 2.   Management's Discussion and Analysis or Plan of Operation ......   6-7

Item 3.   Controls and Procedures ........................................     8

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................     8

Item 2.   Changes in Securities and Use of Proceeds ......................     8

Item 3.   Defaults Upon Senior Securities ................................     8

Item 4.   Submission of Matters to a Vote of Security Holders ............     8

Item 5.   Other Information ..............................................     8

Item 6.   Exhibits and Reports on Form 8-K ...............................     8


SIGNATURE ................................................................     9

CERTIFICATION ............................................................  9-10

PART I -  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                           September 30,   December 31,
                                                                               2002            2001
                                                                           ------------    ------------
ASSETS                                                                      (Unaudited)      (Audited)

Current Assets
   Cash and cash equivalents                                               $    243,667    $    229,601
   Receivables from franchisees, net of allowance $193,616 and
   $120,091 at September 30, 2002 and December 31, 2001, respectively           356,229         300,976
   Prepaid expense                                                                5,949          40,294
                                                                           ------------    ------------
            Total Current Assets                                                605,845         570,871
                                                                           ------------    ------------

Property, Plant and Equipment
   Property and equipment, net of accumulated depreciation of $13,131
   and $11,282 at September 30, 2002 and December 31, 2001, respectively          9,190          11,039
                                                                           ------------    ------------

Other Assets
   Receivables from franchisees, net of current portion                          17,025          54,762
   Security deposits                                                             45,027          56,747
   Intangible assets, net                                                       579,830         582,173
                                                                           ------------    ------------
            Total Other Assets                                                  641,882         693,682
                                                                           ------------    ------------

            Total Assets                                                   $  1,256,917    $  1,275,592
                                                                           ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                   $     95,424    $    104,514
   Deposits on franchise acquisitions                                            46,000          76,000
   Income taxes payable, current                                                 15,550          12,500
   Notes payable, current portion                                                79,623          73,224
   Deferred income                                                                   --           2,000
                                                                           ------------    ------------
            Total Current Liabilities                                           236,597         268,238

Non-Current Liabilities
   Notes payable, net of current portion                                         90,523         138,352
   Security deposits                                                             39,800          43,219
                                                                           ------------    ------------
            Total Liabilities                                                   366,920         449,809
                                                                           ------------    ------------

Shareholders' Equity
   Common stock, $.005 par value; 30,000,000 shares authorized,
      9,775,903 and 9,550,903 shares issued at September 30,                      4,888           4,775
      2002 and December 31, 2001, respectively
   Additional paid - in capital                                               1,588,792       1,582,155
   Retained earnings (accumulated deficit)                                     (683,683)       (741,147)
                                                                           ------------    ------------
                                                                                909,997         845,783
   Less: treasury stock - 40,000 shares, stated at cost                         (20,000)        (20,000)
                                                                           ------------    ------------
            Total Shareholders' Equity                                          889,997         825,783
                                                                           ------------    ------------
            Total Liabilities ans Shareholders' Equity                     $  1,256,917    $  1,275,592
                                                                           ============    ============

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                 September 30,
                                                  --------------------------    --------------------------
                                                      2002           2001           2002           2001
                                                  -----------    -----------    -----------    -----------
Revenues
   Initial franchise acquisition fees             $    47,500    $     2,500         87,500    $    67,500
   Royalty fees                                       148,171        121,707        388,917        389,418
   Sales from operation of company stores                  --         53,850             --        301,556
   Sale of equipment purchased for resale               6,424          5,730         10,746          8,408
   Advertising income                                   3,879         14,126         23,229         36,018
   Rental income from real estate rental               65,380         16,510        182,629        101,183
   Miscellaneous income                                 4,483          1,687         15,607          3,848
                                                  -----------    -----------    -----------    -----------
         Total Revenue                                275,837        216,110        708,628        907,931
                                                  -----------    -----------    -----------    -----------
Cost of Operations
   Broker's fees                                       16,806         10,000         26,806         10,000
   Franchise development fees                           6,901          4,915         18,814         20,893
   Costs of operation of stores                            --         83,298             --        356,171
   Cost of equipment for resale                         6,872          2,392         11,708          4,819
   Advertising costs                                    4,206         12,575         23,158         34,073
   Rent paid for real estate sublet                    56,108         15,625        158,240         72,675
                                                  -----------    -----------    -----------    -----------
         Total Operating Costs                         90,893        128,805        238,726        498,631
                                                  -----------    -----------    -----------    -----------

Gross Profit                                          184,944         87,305        469,902        409,300

Selling, general and administrative expenses          137,350        138,572        400,990        641,196
                                                  -----------    -----------    -----------    -----------
         Income (loss) from operations before
         other income and expenses and provision
         for income taxes                              47,594        (51,267)        68,912       (231,896)

Other Income (Expense)
   Interest income                                      1,086             --          3,938          1,977
   Interest expense                                    (3,792)        (7,664)       (11,705)       (28,863)
                                                  -----------    -----------    -----------    -----------
         Total other income (expenses)                 (2,706)        (7,664)        (7,767)       (26,886)
                                                  -----------    -----------    -----------    -----------

Income (loss) before provision for income taxes        44,888        (58,931)        61,145       (258,782)
Provision for income taxes:
   Current                                              1,250          1,250          3,750          3,750
   Deferred                                                --             --             --        (33,925)
                                                  -----------    -----------    -----------    -----------
         Net Income (Loss)                        $    43,638    $   (60,181)   $    57,395    $  (228,607)
                                                  ===========    ===========    ===========    ===========

Per Share Data
   Basic and diluted net income (loss)                   0.00          (0.01)          0.01          (0.03)
                                                  ===========    ===========    ===========    ===========

Weighted Average Shares Outstanding                 9,735,903      9,510,903      9,649,365      9,510,903
                                                  ===========    ===========    ===========    ===========

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                        2002                 2001
                                                                                     ----------           ----------
Operating Activities
   Net income (loss)                                                                 $   57,395           $ (228,607)
   Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                       7,568               69,903
      Provision for bad debt                                                             99,825              224,141

   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                    (117,341)            (118,138)
      Inventory                                                                              --               (7,525)
      Prepaid expenses                                                                   37,785               34,396
      Security deposits                                                                  11,720               15,475
      Accounts payable and accrued expenses                                              (9,090)               1,673
      Deposits on franchise acquisitions                                                (30,000)              14,000
      Income taxes payable, current                                                       3,050                3,750
      Income taxes payable, deferred                                                         --              (33,925)
      Deferred income                                                                    (2,000)             (11,733)
      Security deposits payable                                                          (3,419)             (12,250)
                                                                                     ----------           ----------

         Net Cash Provided by (Required for) Operating Activities                        55,493              (48,840)
                                                                                     ----------           ----------

Investing Activities
   Proceeds on sale of property and equipment                                                --                4,265
                                                                                     ----------           ----------
         Net Cash Provided by (Required for) Investing Activities                            --                4,265
                                                                                     ----------           ----------

Financing Activities
   Repayment of notes payable                                                           (41,427)             (52,635)
                                                                                     ----------           ----------
         Net Cash Provided by (Required for) Financing Activities                       (41,427)             (52,635)
                                                                                     ----------           ----------

Net increase (decrease) in Cash                                                          14,066              (97,210)
Cash and cash equivalents at beginning of the period                                    229,601              101,730
                                                                                     ----------           ----------

Cash and cash equivalents at end of the period                                       $  243,667           $    4,520
                                                                                     ==========           ==========


Supplemental Cash Flow Information:
   Interest paid                                                                     $   11,705           $   28,863
   Income taxes paid                                                                 $      700           $    1,400

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2002 vs Three Months Ended September 30, 2001
------------------------------------------------------------------------------

     Revenue increased to $276,000 in the third quarter of 2002 from $216,000 in the third quarter of 2001, representing a 28% increase. The increase in overall revenue was primarily attributed to 1) an increase in rental income due to an increase in overall tenants currently obligated under sub-lease agreements from two in 2001 to six in 2002, 2) an increase in new franchise sales to two in 2002 from zero in 2001 and 3) a 22% increase in royalty fees reflecting an overall increase in franchisees and the recording of a settlement of past due royalty fees in 2002. These increases were offset by 1) a decrease in sales from operations of company stores reflecting the sale of the only company owned store in operation in 2001 and 2) a 73% decrease in advertising revenue as a result of a decrease in franchises participating in the co-operative advertising program.

     Operating costs decreased to $91,000 in the third quarter of 2002 from $129,000 in the third quarter of 2001, a 29% decrease. As a percentage of revenue, operating costs decreased substantially to 33% from 60%. The decrease was primarily attributable to 1) reduction of costs due to the sale of the company owned store during the fourth quarter 2001 and 2) a 67% decrease in advertising costs as a result of the reduction in franchisees who participated in the co-operative advertising program in 2002. These decreases were offset by increases in rent paid on franchisee locations and brokers fees paid on initial franchises sold in 2002.

     Selling, general and administrative expenses decreased to $137,000 in the third quarter of 2002 from $139,000 in the third quarter of 2001,representing a 1% decrease. Although total selling, general and administrative expenses were generally flat, the changes in the composition of the expenses during the third quarter 2002 were predominately attributed to: increases in bad debt expense of $28,000 and professional fees of $7,000 offset by decreases in amortization expense of $20,000, consulting fees of $12,000 and real estate taxes of $5,000. The increase in bad debt expense is due to the increase in aged accounts receivable requiring reserves. The increase in professional fees was due to an increase in accrued legal and auditing fees during the third quarter in 2002. The decrease in amortization was attributable to the Company's adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill be tested for impairment, and written-off when impaired, rather than being amortized as previous standards required. The reduction in consulting fees was due primarily to the expiration of a consulting agreement during the second quarter 2002, not renewed by the Company. The decrease in real estate taxes was a result of the sale of a building, on which the Company was liable for real estate taxes, in 2001.

Nine Months Ended September 30, 2002 vs Nine Months Ended September 30, 2001
----------------------------------------------------------------------------

     Revenue decreased to $709,000 through the third quarter of 2002 from $908,000 through the third quarter of 2001, representing a 22% decrease. The decrease in revenue during the first nine months of 2002 was predominately attributed to the decrease in company store revenue as a result of the sale of the company store operation in 2001 offset by an 80% increase in rental income received from sub-leased locations and a 30% increase in initial franchise fees earned.

     Operating costs decreased to $239,000 during the first nine months of 2002 from $499,000 during the same period of 2001, a 52% decrease. As a percentage of revenue, operating costs decreased to 34% during the first nine months of 2002 from 55% during the same period of 2001. The decrease in operating costs is primarily attributable to a $356,000 decrease in costs of operation of the Company owned store, a result of the sale of the store in 2001, offset by increases in rent paid on sub-leased locations of $86,000 and brokers fees paid on initial franchise sales of $17,000.

     Selling, general and administrative expenses decreased to $401,000 for the first nine months of 2002 from $641,000 during the first nine months of 2001, an 37% decrease. This decrease is primarily due to decreases in bad debt expense of $124,000, amortization expense of $61,000, salaries of $32,000, and real estate taxes of $16,000 offset by an increase in professional fees of $21,000. The decrease in overall bad debt expense was the result of significant write-offs of two notes receivable in 2001 not requiring reserve in 2002 partially offset by an increase in accounts receivable requiring reserve in 2002. The decrease in amortization was attributable to the Company's adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill be tested for impairment, and written-off when impaired, rather than being amortized as previous standards required. The decrease in salaries was attributable to reduced officers and other salaries made effective at the end of the first quarter of 2001. The decrease in real estate taxes was a result of the sale of a building in the fourth quarter of 2001. The increase in professional fees was primarily attributable to an increase in accrued legal and auditing fees during the first nine months of 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at September 30, 2002 was $369,000, compared to working capital of $303,000 at December 31, 2001. The ratio of current assets to current liabilities was 2.6:1 at September 30, 2002 and 2.1:1 at December 31, 2001. Cash flow provided by operations through the third quarter of 2002 was $55,000 compared to cash flow used for operations through the third quarter of 2001, of $49,000.

     Accounts receivable - trade, net of allowances, increased to $323,000 at September 30, 2002 from $292,000 at December 31, 2001.

     Accounts payable decreased to $95,000 at September 30, 2002 from $105,000 at December 31, 2001.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

     The Company has no lines of credit but is currently attempting to establish a line of credit.

ITEM 3.   CONTROLS AND PROCEDURES

a)   Evaluations of disclosure controls and procedures.

     Based on evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chairman, Chief Executive Officer and Chief Financial Officer, who is the same person, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

b)   Changes in internal control.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               99.1 - Certification of the Chief Executive officer and Acting Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K
               None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TILDEN ASSOCIATES, INC.



Date: November 19,  2002

                                       /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive Officer

                                  CERTIFICATION

I, Robert Baskind, certify that:

1. I have reviewed this quarterly report on Form 10-SQB of Tilden Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-15) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002                      /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chief Executive Officer and Acting Chief
                                       Financial Officer