Form 10KSB
period 2002-12-31
TILDEN ASSOCIATES INC
filed 2003-04-15
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year. - $1,028,041.

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $914,931 based upon the $0.09 average bid price of these shares on the NASDAQ Stock Market on April 7, 2003.

     As of March 31, 2003, there were 10,171,903 outstanding shares of Common Stock, $.0005 par value per share.

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

     By the end of 1999, the Company had fifty six (56) franchises operating under its name, including: the seven (7) from S.G. Tilden Incorporated, from which the Company received no royalties, the fifteen (15) franchises in good standing acquired from Brake World now being operated under Tilden Brake World, Inc., the thirteen (13) franchises acquired from America Brake service, Inc., now being operated under Tilden ABS, Inc., three (3) company-owned stores that were sold to franchisees, and seventeen (17) additional new franchisees, making a total of fifty-five franchises and Company stores plus additional disputed franchises in litigation. All franchises do all forms of auto repairs, although the Brake World franchises and the American Brake service franchises initially focused primarily on brake and brake related repairs. At the end of 2002, the Company had fifty four (54) franchises.


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


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's offices are located at 1325 Franklin Ave., Suite 165, Garden City, NY 11530. The Company leases this office space from a related party who is the Company's attorney as well as a director and officer, under a sublease agreement. The sublease agreement is on a month to month basis. In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2002, the Company leased to its franchises a total of eight (8) sites.


ITEM 3.  LEGAL PROCEEDINGS

     The Company has initiated several proceedings against franchisees in an effort to enforce the Franchise Agreements. In most of the lawsuits, the defaulting franchisee has interposed a counterclaim. None of the counterclaims involve a claim for damages in an amount which the Company deems significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "TLDN.OB". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2002 and 2001. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         2002                                                HIGH         LOW
         ----                                                ----         ---
FIRST QUARTER
Common Stock ...............................                $ .01       $ .01

SECOND QUARTER
Common Stock ...............................                $ .01       $ .01

THIRD QUARTER
Common Stock ...............................                $ .01       $ .01

FOURTH QUARTER
Common Stock ...............................                $ .01       $ .01

         2001                                                HIGH         LOW
         ----                                                ----         ---
FIRST QUARTER
Common Stock ...............................                $ .44       $ .19

SECOND QUARTER
Common Stock ...............................                $ .19       $ .03

THIRD QUARTER
Common Stock ...............................                $ .07       $ .01

FOURTH QUARTER
Common Stock ...............................                $ .04       $ .01

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

     As of March 31, 2003, there were 69 shareholders of record of the Company's common stock, excluding shares held in street name.


Equity Compensation Plan Information


                       Number of                   Weighted average         Number of Securities
                       Securities underlying       exercise price of        remaining available for
Plan Category          outstanding options         outstanding options      future issuance
---------------------------------------------------------------------------------------------------
Equity compensation            2,909,400                 $0.08                  10,001,700
plans not approved
by security holders


Recent Sales of Unregistered Securities

     Options to purchase 1,345,000 shares of the Company's common stock were issued during the fourth quarter of year 2002.


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

RESULTS OF OPERATIONS
---------------------

Fiscal 2002 Compared to Fiscal 2001
-------------------------------------------------------------------------------

            Revenue decreased to $1,028,000 in the year 2002 from $1,183,700 in the year 2001, representing a 13% decrease. The decrease in revenue during the year was predominately attributed to the decrease in company store revenue as a result of the sale of the company store operation in 2001 offset by a 92% increase in rental income received from sub-leased locations and a 18% increase in initial franchise fees earned.

            Operating costs decreased to $343,400 in 2002 from $571,000 in 2001, a 40% decrease. The decrease was primarily attributable to 1) reduction of costs due to the sale of the company owned store during the fourth quarter 2001 and 2) a 15% decrease in advertising costs as a result of the reduction in franchisees who participated in the co-operative advertising program in 2002. These decreases were offset by increases in rent paid on franchisee locations and brokers fees paid on initial franchises sold in 2002.


            Selling, general and administrative expenses decreased to $574,700 in the year 2002 from $671,000 in the year 2001, a 14% decrease. This decrease is primarily due to decreases in bad debt expense of $63,200, amortization expense of $81,000, and real estate taxes of $17,700 offset by an increase in professional fees of $16,100 and salaries of $24,000. The decrease in overall bad debt expense was the result of significant write-offs of two notes receivable in 2001 not requiring reserve in 2002 partially offset by an increase in accounts receivable requiring a reserve in 2002. The decrease in amortization was attributable to the Company's adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill be tested for impairment, and written-off when impaired, rather than being amortized as previous standards required. The decrease in real estate taxes was a result of the sale of a building in the fourth quarter of 2001. The increase in professional fees was primarily attributable to an increase in accrued legal and auditing fees during the year of 2002.





LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

     Working capital at December 31, 2002 was $404,000, compared to working capital of $302,600 at December 31, 2001. The ratio of current assets to current liabilities was 3.26:1 at December 31, 2002 and 2.13:1 at December 31, 2001. Cash flow provided by operations for the year 2002 was $94,700, compared to cash flow provided by operations for the year 2001 of $1,700.

     Accounts and notes receivable decreased to $295,900 at December 31, 2002 from $355,700 at December 31, 2001.

     Accounts payable and accrued expenses decreased to $79,700 at December 31, 2002 from $104,500 at December 31, 2001.

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

     The Company has approximately $404,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient for at least the next twelve (12) months of operations.

     In addition, several franchisees are significantly in arrears in the payment of royalties. Management, however, has addressed their arrearage on an individual basis and resolutions are negotiated which will keep the franchisees on a current and continuous payment schedule.

Report of Audit Committee

The following report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this report by reference therein.

The Audit Committee Charter was adopted by the Board and reflects the standards set forth in SEC regulations and the rules of the NASD.

The Audit Committee's primary duties and responsibilities are:

            Serve as an independent objective party to monitor the Company's financial reporting process and internal control system.

            Review and appraise the audit efforts of the Company's independent accountants.

            Provide an open avenue of communication among the independent accountants, financial and senior management and the Board

The duties and responsibilities of a member of the Audit Committee are in addition to his or her duties as a member of the Board.

The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under its charter. The Audit Committee met two times during the 2002 fiscal year.

In overseeing the preparation of the Company's financial statements, the Audit Committee met with both management and the Company's outside auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with generally accepted accounting principals, and the Audit Committee discussed the statements with both management and the outside auditors. The Audit Committee's review included discussion with the outside auditors of matters required to be discussed pursuant to Statements on Auditing Standards No. 61 and 90 (Communication with Audit Committees)>

With respect to the Company's outside auditors, the Audit Committee among other things, discussed with Goldstein & Ganz P.C. matters relating to its independence, including the written disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee).

On the basis of these reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.




ITEM 7.  FINANCIAL STATEMENTS

     The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Company's Certificate of Incorporation provides for no less than three
(3) Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of four (4) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive Officers are listed below:

                                    POSITIONS
NAME                       AGE      W/COMPANY                    DIRECTOR SINCE

Robert Baskind             61       Chairman of the Board,            1996
                                    President, Chief Executive
                                    Officer

Marvin Kramer              69       Senior Vice-President of Law      1996
                                    and Finance, Director

Arthur Singer              35       Director                          1996

Joseph Montefusco          68       Director                          1996

Thomas Montefusco          41       Director                          1996


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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2002 through December 31, 2002, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2002, 2001 and 2000. No other executive officers received salary in excess of $100,000 in any such year.


                           SUMMARY COMPENSATION TABLE

                    YEAR    YEAR        COMPENSATION            OPTIONS GRANTED

    ROBERT BASKIND  2002    2002                                    600,000
                    2001    2001          $67,758                   500,000
                    2000                  $75,048                        --


Aggregate Option Exercises in Last Fiscal Year and Year-End Options

                                                   Securities      Value of
                                                   Underlying     Unexercised
                                                   Unexercised    In-the-Money
                              Shares               Options at     Options at
                             Acquired              Year-end (#)   Year-end ($)
                                On         Value   Exercisable/   Exercisable/
Name and Principal Position  Exercise    Realized  Unexercisable  Unexercisable
---------------------------  --------    --------  -------------  -------------
Robert Baskind,
Chairman of the Board,
Chief Executive Officer
& President                      0             $0      1,100,000/0        $0/$0

Joseph Montefusco,
Director                         0             $0        125,000/0        $0/$0

Arthur Singer,
Director                         0             $0        300,000/0        $0/$0

Marvin Kramer,
Director                         0             $0        300,000/0        $0/$0

Thomas Montefusco,
Director                         0             $0         35,000/0        $0/$0


                                   Option/SAR Grants in Last Fiscal Year

                                             Individual Grants
                            ----------------------------------------------------
                               Number of securities     Percent of total options
                            underlying options granted    granted to employees
                            --------------------------  ------------------------
          Robert Baskind              600,000                      55%

Employment Agreements:

     Employment agreements for the year 2002 existed for the following officers and key employees:

Robert Baskind: An agreement in the amount of $110,000. Due to the low level of working capital maintained during 2002 and 2001, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2002, the Company was liable for unpaid salary of approximately $42,000. It has been specifically agreed when and if the Company shall have sufficient earnings and cash flow, in the opinion of management, deferred amounts shall be paid. All unpaid salary was accrued and included in accrued expenses on the balance sheet at December 31, 2002. During 2001, the president agreed to forego his prior salary. Accordingly, the $35,000 of previously accrued salaries was reversed and the benefit included in the statement of operations. Additionally, during 2001, the president agreed to receive $67,758 as his total salary for the year. He is entitled to five percent
(5)% increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, is a six (6) year agreement beginning 2000.

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

     As of December 31, 2002, the Company granted options to purchase 2,860,000 shares under the 1997 Plan for $.07 per share. As of December 2002, no options were exercised. In December 2001, at the request of the Company to assist in its efforts to better organize its capital structure, the options were returned to the Company by the option holders and terminated.

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

     During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2002, 554,700 were unexercised and remain outstanding.

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

     During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of December 31, 2002, all 1,010,000 were unexercised and remain outstanding.

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2002 and 2001.

Tilden Associates, Inc. 2002 Stock Option Plan

     In December 2002, the Company adopted the Tilden Associates, Inc. 2002 Option Plan ("the 2002 Plan"). Under the terms of the 2002 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.01. As of December 31, 2002, all 1,345,000 were unexercised and remain outstanding.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2002: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.


NAME AND                           BENEFICIAL                PERCENT OF COMMON
ADDRESS                            OWNERSHIP                 STOCK OUTSTANDING

Robert Baskind                      5,065,600 (1)                  42.5%
1325 Franklin Ave.
Suite 165
Garden City, NY 11530

Arthur Singer                         576,100 (2)                   5.6%
1325 Franklin Ave.
Suite 165
Garden City, NY  11530

Joseph Montefusco                   1,395,800 (3)                  13.5%
800 New York Ave.
Huntington, NY 11743

Marvin Kramer                       1,465,800 (4)                  14.0%
1325 Franklin Ave.
Suite 165
Garden City, NY  11530

NAME AND                           BENEFICIAL                PERCENT OF COMMON
ADDRESS                            OWNERSHIP                 STOCK OUTSTANDING

Thomas Montefusco                   1.395,800 (5)                   13.5%
800 New York Ave.
Huntington, NY  11743


Officers and Directors as a
 group (5 Persons)                  8,503,300                       68.0%


     (1) Ownership includes 500,000 options imputed to him from his son Jason Baskind, 24,000 options from his son Scott Baskind and 10,000 options From his brother Howard Baskind. Ownership includes 1,734,000 options.
     (2)  Ownership includes 125,000 options.
     (3) Ownership includes 60,000 shares and 35,000 options imputed from his son Thomas Montefusco, who is identified separately as a director. Ownership includes 135,000 options.
     (4)  Ownership includes 300,000 options.
     (5) Ownership includes 1,168,800 shares and 65,000 options imputed from his father Joseph Montefusco, who is identified separately as a director. Ownership includes 35,000 options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Tilden Huntington, Inc. an entity in which one of the principals is Joseph Montefusco, had a Consulting Agreement with the Registrant through January 2001. The consulting services related to operations supervision of Tilden's existing franchises and associated management input. For the year 2002 consulting fees amounted to approximately $5,000.

     Marvin E. Kramer & Associates, P.C. is the principal tenant of Suite 165 at premises 1325 Franklin Avenue, Garden City, New York 11530. The Registrant subleases the space used as the corporate offices within said suite from said Professional Corporation on a month-to-month basis at a monthly rent of $3,000 through May 2001 and $2,000 per month thereafter. For the year 2002 total rent paid amounted to $24,000.

     Marvin E. Kramer & Associates, P.C. renders legal services and general counsel services on behalf of the Registrant and is the attorney of record on all corporate matters that have jurisdiction within the State of New York as well as in other related matters, including supervision of out of state litigation. The fees charged by Marvin E. Kramer and Associates, P.C. are based on hourly services rendered. During the year 2002 fees totaling $30,700 were paid.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit  Description:
3.1      Certificate of Incorporation of the Registrant (1)

3.2      By-laws of the Registrant (1)

4.1      Tilden Associates, Inc. incentive plan (1)

4.2      Tilden Associates, Inc. 1998 stock option plan (1)

4.3      Tilden Associates, Inc. 2001 stock option plan (2)

10.1     Consulting agreement with Tilden Huntington, Inc. (1)

10.2     Employment agreement with the President Robert Baskind. (1)

10.3     Deferred compensation letter for president Robert Baskind (1)

10.4     Waiver of deferred compensation by president Robert Baskind (2)

21.1     Subsidiaries (2)

23.1     Consent of independent accountants

99.1        Certifications

(1) Incorporated by reference to the Company's annual report on Form 10KSB for the fiscal year ended December 31, 2000.

(2) Incorporated by reference to the Company's annual report on Form 10KSB for the fiscal year ended December 31, 2001.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                           DECEMBER 31, 2002 AND 2001

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

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Cash Flows                                       F-5

Consolidated Statements of Stockholders' Equity                             F-6

Notes to Consolidated Financial Statements                            F-7 - F-21


SUPPLEMENTAL INFORMATION :

         Independent Auditors' Report on Supplemental                      F-22
         Information

         Consolidated Statements of Selling, General
         and Administrative Expenses                                       F-23


                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                                                   Member of the American Institute
                               98 CUTTERMILL ROAD                  of Certified Public Accountants,
                                                                   SEC Practice Section
                           GREAT NECK, NEW YORK 11021
                                                                   Member of The New York State
                                  ------------                     Society of Certified Public
                                                                   Accountants
                                 (516) 487-0110

                            Facsimile (516) 487-2928

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Tilden Associates, Inc.
Garden City, New York

We have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of any material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                          Goldstein & Ganz, CPA's, P.C.


Great Neck, New York
March 14, 2003

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                December 31,
                                                                         -------------------------
                                                                             2002           2001
                                                                         -----------    -----------
Cash and cash equivalents                                                $   269,347    $   229,601
Accounts and notes receivable - net of allowance for doubtful accounts       284,490        300,976
Prepaid expenses and other current assets                                     29,088         40,294
                                                                         -----------    -----------
     Total current assets                                                    582,925        570,871

Property and equipment, net of accumulated depreciation
      of $13,553 and $11,282, respectively                                     8,768         11,039
                                                                         -----------    -----------

Intangible assets, net                                                       575,443        582,173
Security deposits                                                             45,027         56,747
Accounts and notes receivable, net of current portion                         11,375         54,762
                                                                         -----------    -----------
     Total other assets                                                      631,845        693,682
                                                                         -----------    -----------

     Total assets                                                        $ 1,223,538    $ 1,275,592
                                                                         ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
Accounts payable and accrued expenses                                    $    79,735    $   104,514
Deposits on franchise acquisitions                                             1,000         76,000
Income taxes payable                                                          16,150         12,500
Notes payable, current portion                                                81,986         73,224
Deferred income                                                                   --          2,000
                                                                         -----------    -----------
     Total current liabilities                                               178,871        268,238

Notes payable, net of current portion                                         74,658        138,352
Income taxes payable - deferred                                                   --             --
Security deposits                                                             48,950         43,219
                                                                         -----------    -----------
     Total liabilities                                                       302,479        449,809
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
     9,955,903 shares issued and oustanding                                    4,978          4,775
Additional paid-in capital                                                 1,586,001      1,582,155
Retained earnings (accumulated deficit)                                     (649,920)      (741,147)
                                                                         -----------    -----------
                                                                             941,059        845,783
Less: treasury stock - 40,000 shares, stated at cost                         (20,000)       (20,000)
                                                                         -----------    -----------
     Total stockholders' equity                                              921,059        825,783
                                                                         -----------    -----------

     Total liabilities and stockholders' equity                          $ 1,223,538    $ 1,275,592
                                                                         ===========    ===========


                See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31,
                                                         --------------------------
                                                             2002           2001
                                                         -----------    -----------
REVENUES
Royalty fees                                             $   547,000    $   507,591
Sales from operation of company stores                            --        313,847
Initial franchise acquisition fees                           167,500        141,779
Sale of equipment purchased for resale, net of refunds        16,294         13,548
Advertising income                                            24,685         45,813
Miscellaneous income                                          22,031         30,340
Rental income                                                250,531        130,760
                                                         -----------    -----------
     Total revenues                                        1,028,041      1,183,678
                                                         -----------    -----------

COST OF OPERATIONS
Brokers Fees                                                  51,806         10,000
Costs of operation of company stores                              --        388,380
Franchise development fees                                    26,583         24,615
Purchase of equipment for resale                              12,008          7,309
Advertising costs - cooperative                               24,901         39,690
Rent from realty corporations                                228,100        100,929
                                                         -----------    -----------
     Total cost of operations                                343,398        570,923
                                                         -----------    -----------

Gross profit                                                 684,643        612,755
Selling, general and administrative expenses                 574,676        670,992
                                                         -----------    -----------

Income (loss) from operations before other income and
     expenses and provision for income taxes                 109,967        (58,237)
                                                         -----------    -----------

OTHER INCOME (EXPENSES)
Interest income                                                4,532          2,356
Interest expense                                             (15,316)       (38,732)
Gain on sale of assets                                            --         20,148
Loss on abandoned franchise                                   (3,606)            --
                                                         -----------    -----------
     Total other income (expenses)                           (14,390)       (16,228)
                                                         -----------    -----------

Income (loss) before provision for income taxes               95,577        (74,465)
Provision for income taxes                                     4,350        (28,925)
                                                         -----------    -----------
Net income (loss)                                        $    91,227    $   (45,540)
                                                         ===========    ===========

Per Share Data
--------------
Basic earnings (loss) per share                          $      0.01    $     (0.01)
                                                         ===========    ===========
Diluted earnings (loss) per share                        $      0.01    $        --
                                                         ===========    ===========

Weighted average shares outstanding                        9,799,396      9,550,903
                                                         ===========    ===========

                 See notes to consolidated financial statements

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                               --------------------------
                                                                   2002           2001
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $    91,227    $   (45,540)
Adjustments to reconcile net income to net cash
provided by operating activities:

     Provision for bad debts                                       164,952        228,182
     Depreciation and amortization expense                           5,395         91,759
     Stock issued for services rendered                              3,036             --
     (Gain) loss on sale or abandonment of assets                    3,606        (20,149)
     Amortization of deferred income                                (2,000)       (11,733)
     Depreciation and amortization from Company owned stores            --          4,265
     Cancellation of debt                                               --        (22,275)
     Provision for deferred taxes                                       --        (33,925)
     Prior years' salaries waived by employees                          --       (115,790)
Changes in operating assets and liabilities
     Accounts and notes receivable                                (105,079)      (136,422)
     Prepaid expenses and other current assets                      12,219         26,889
     Purchases of inventory                                             --         (7,525)
     Security deposit receivable                                    11,720          8,475
     Accounts payable and accrued expenses                         (24,779)        12,741
     Deposit on franchise acquisitions                             (75,000)        21,000
     Deferred income                                                    --          2,000
     Income taxes payable                                            3,650          5,000
     Security deposits payable                                       5,731         (5,250)
                                                               -----------    -----------
Net cash provided by (used for) operating activities                94,678          1,702
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from the sale of assets                                   --        399,500
                                                               -----------    -----------
Net cash provided by (used for) investing activities                    --        399,500
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of notes payable                                   (54,932)      (273,331)
                                                               -----------    -----------
Net cash provided by (used for) financing activities               (54,932)      (273,331)
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents                39,746        127,871
Cash and cash equivalents - beginning                              229,601        101,730
                                                               -----------    -----------
Cash and cash equivalents - ending                             $   269,347    $   229,601
                                                               ===========    ===========

                See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                      Common stock         Additional                     Treasury stock
                                 -----------------------    Paid In    Accumulated    ------------------------   Stockholders'
                                   Shares       Amount      Capital      Deficit        Shares        Amount        Equity
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2000        9,550,903   $    4,775   $1,582,155   $ (695,607)      (40,000)   $  (20,000)   $  871,323

Net income (loss) for the year
    ended Decemeber 31, 2001                                               (45,540)                                  (45,540)

                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2001        9,550,903        4,775    1,582,155     (741,147)      (40,000)      (20,000)      825,783
                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------

Issuance of stock for
    services rendered               405,000          203        3,846                                                  4,049

Net income (loss) for the year
    ended Decemeber 31, 2002                                                91,227                                    91,227

                                 ----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2002        9,955,903   $    4,978   $1,586,001   $ (649,920)      (40,000)   $  (20,000)   $  921,059
                                 ==========   ==========   ==========   ==========    ==========    ==========    ==========

                See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

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

Impact of New Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

Impact of New Accounting Standards

in the third quarter of fiscal 2001 for new acquisitions. SFAS No. 142 will be applied to previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position.

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

Intangible Assets

         The capitalized cost of intangible assets are amortized over their expected period of benefit on a straight-line basis, generally 10 to 20 years for franchise rights and 20 years for trademarks. Beginning in the first quarter of 2002, in accordance with SFAS No. 142 the Company does not amortize goodwill (see "Goodwill" above).

         Presently, the Company owns the trademarks "Tilden for Brakes Car Care Centers", "Brakeworld", The Brake Shop" and "American Brake Service".

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

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

Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, generally 39 years for buildings and building improvements, and 3 to 7 years for furniture and equipment. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in the statement of operations. Expenditures for repairs and maintenance are expensed as incurred.

Earnings Per Share

         Earnings per share ("EPS") has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, net income per common share assuming dilution is not presented for the year ending December 31, 2001.

Reclassifications

         Certain amounts in the 2001 financial statements were reclassified to conform to the 2002 presentation.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 1 - Summary of Significant Accounting Policies (continued)

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

NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable at December 31 consisted of the following:

                                                         2002           2001
                                                     -----------    -----------
         Trade receivables from franchisees          $   469,969    $   377,524

         Installment loans due between December 31,
         2001 and August 1, 2008 with varying
         interest rates between 8.0% and 10.0%            59,116         98,305
                                                     -----------    -----------

                                                         529,085        475,829
         Less allowance for doubtful accounts           (233,220)      (120,091)
                                                     -----------    -----------
                                                         295,865        355,738
         Less current portion                           (284,490)      (300,976)
                                                     -----------    -----------
         Non-current accounts and notes receivable   $    11,735    $    54,762
                                                     ===========    ===========

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 3 - Property and Equipment

At December 31, property and equipment consisted of the following:

                                                   2002          2001
                                                ----------    ----------
         Building                               $       --    $       --
         Machinery and shop equipment                5,300         5,300
         Signage                                     5,623         5,623
         Furniture                                   6,678         6,678
         Leasehold Improvements                      4,720         4,720
                                                ----------    ----------
                                                    22,321        22,321
         Less accumulated depreciation             (13,553)      (11,282)
                                                ----------    ----------
         Property and equipment, net
            of accumulated depreciation         $    8,768    $   11,039
                                                ==========    ==========


         During 2001, the Company sold a building along with certain machinery and shop equipment for $337,500. Upon execution of the sale, the Company liquidated an existing mortgage in the amount of approximately $239,000 (see
Note 5). The sale resulted in a profit of approximately $39,000 which is included in the statement of operations.

         Depreciation expense amounted to $2,270 and $7,664 for the years ended December 31, 2002 and 2001, respectively.

NOTE 4 - Intangible Assets

Intangible assets at December 31 consisted of the following:

                                                    2002          2001
                                                 ----------    ----------

         Trademarks                              $   28,183    $   28,183
         Franchise & market area rights             765,968       770,723
         Organizational costs                        11,041        11,041
                                                 ----------    ----------
                                                    805,192       809,947
         Less accumulated amortization             (229,749)     (227,774)
                                                 ----------    ----------
         Intangible assets, net of
            accumulated amortization             $  575,443    $  582,173
                                                 ==========    ==========

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 4 - Intangible Assets (continued)

         In connection with the sale of the assets of a Company owned store in 2001 (see Note 12), the Company recorded a reduction in goodwill and the corresponding accumulated amortization in the amount of $54,000 and $3,600, respectively.

         Amortization expense for the years ended December 31, 2002 and 2001 were $3,124 and $84,095, respectively.

NOTE 5 - Notes Payable

Notes payable at December 31 consisted of the following:

                                                       2002          2001
                                                    ----------    ----------
         Bank loan bearing interest at 9.0%
         maturing March 2005                            75,856       104,950

         Term loan bearing interest at prime plus
         2.5% due October 2004                          52,998        82,211

         Note payable bearing interest at 9.0%          27,790        24,415
                                                    ----------    ----------
                                                       156,644       211,576
         Less current portion                          (81,986)      (73,224)
                                                    ----------    ----------
         Notes payable, net of current portion      $   74,658    $  138,352
                                                    ==========    ==========

     Maturities of notes payable for the next five years are as follows:

                           2003            $   81,986
                           2004                64,632
                           2005                10,026
                                           ----------
                                           $  156,644
                                           ==========

     During the third quarter of 2001, the Company's line of credit was discontinued. Previously, the Company's credit line was used primarily to finance the repurchase of market area rights. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 were modified to 36 equal monthly principal payments plus accrued interest. At December 31, 2002, the outstanding balance was approximately $53,000.

         As of December 31, 2001, the Company recorded cancellation of a note obligation in the amount of $22,275. The reduction on notes payable resulted from offsetting of an obligation to a franchisee, against receivables from the franchisee, which had been fully reserved as bad debts.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense (benefit) consisted of the following for the years ended December 31;

                                                           2002         2001
                                                        ----------   ----------
        Current
           Federal                                      $       --   $       --
           State                                             4,350        5,000
                                                        ----------   ----------
        Total current provision                              4,350        5,000
                                                        ----------   ----------

        Deferred
           Federal                                              --      (33,925)
           State                                                --           --
                                                        ----------   ----------
        Total deferred provision                                --      (33,925)
                                                        ----------   ----------

        Total income tax expense (benefit)              $    4,350   $  (28,925)
                                                        ==========   ==========


         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of December 31;

                                                   2002          2001
                                                ----------    ----------

         Disallowed bad debt reserve            $   81,600    $   42,000
         Net operating loss carry forward          180,900       141,600
                                                ----------    ----------
                                                   262,500       183,600
         Valuation allowance                      (262,500)     (183,600)
                                                ----------    ----------
                                                $       --    $       --
                                                ==========    ==========

         The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes.

         Net operating loss carryovers of approximately $223,200 will expire in 2020.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31 are as follows:

                       2003                      $  689,993
                       2004                         688,792
                       2005                         684,805
                       2006                         600,551
                       2007                         467,838
                       2008 and thereafter        2,485,196
                                                 ----------
                                                 $5,617,175
                                                 ==========

Consulting Agreement

         During the year ended December 31, 2002, the Company entered into a consulting agreement that stipulates that a fee of $1,500 becomes due, for each month the consultant is engaged, at the time the consultant successfully performs in obtaining certain financing for the Company. Accordingly, the Company will expense the entire amount upon the successful performance by the consultant. The total contingent liability for this obligation at December 31, 2002 was $12,000.

Employment Agreements

         During December 2000, the President of the Company received an employment contract, which renews annually on the first day of each year. Due to the low level of working capital maintained during 2001 and 2000, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2000, the Company was liable for unpaid salary of approximately $35,000. In addition, the Company was liable for approximately $80,000 for salary deferrals agreed to by three additional employees. All unpaid salaries were accrued and included in accrued expenses on the balance sheet at December 31, 2000. During 2001, the President and the employees agreed to forego their prior salaries. Accordingly, approximately $115,000 of previously accrued salaries was reversed during 2001 and the benefit included in the statement of operations. Additionally, during 2001, the President agreed to accept $67,800 as his total salary for the year. The President is entitled to five percent increases on a yearly basis. The employment agreement for Mr. Baskind, the President of the Company, is a six-year agreement beginning in 2000.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2002 and 2001, approximately $27,000 and $50,300, respectively, of the Company's cash on deposit with banks were in excess of the FDIC insured limits. The Company has accounts and notes receivable from franchisees amounting to $295,900 and $355,700 in 2002 and 2001, respectively, net of an allowance for doubtful accounts of $233,200 and $120,100 in 2002 and 2001, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities

         The Company rents office space on a month-to-month basis from a law firm, of which a principal of the law firm is a shareholder and director of the Company. Total rent expense paid to the law firm amounted to $24,000 in 2002 and $29,000 in 2001. The law firm also acts as the Company's general counsel and received $27,200 and $13,750 in legal fees in 2002 and 2001, respectively.

Consulting Agreement

         During the year ending December 31, 2001, the Company terminated a consulting arrangement with a corporation owned by one its directors. Under the terms of the arrangement, which went into effect on January 1, 2000, the director's corporation provided training and continuing education for new franchisees. There were no consulting fees paid in 2002. Consulting fees paid in 2001 amounted to $5,000.

NOTE 10 - Stock Options

Tilden Associates, Inc. Incentive Plan

         In 1997, the Company adopted the Tilden Associates, Inc. Incentive Plan ("the 1997 Plan"). Under the terms of the 1997 Plan the Company has reserved 10,000,000 shares subject to options. The Company may issue options for a term of no greater than ten years and at an exercise price no less than 50% of the fair market value of the stock at the time of the grant. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 10 - Stock Options (continued)

Tilden Associates, Inc. Incentive Plan (continued)

will terminate three months after termination of the employee's employment with the Company.

         As of December 31, 2001, the Company granted options to purchase 2,860,000 shares under the 1997 Plan for $.07 per share. As of December 2001, no options were exercised and all remain outstanding. In December 2001, at the request of the Company, to assist in its efforts to better organize its capital structure, the options were returned to the Company by the option holders and terminated.

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


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

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of December 31, 2002, all 1,010,000 were unexercised and remain outstanding.

Tilden Associates, Inc. 2002 Stock Option Plan

         In December 2002, the Company adopted the Tilden Associates, Inc. 2002 Option Plan ("the 2002 Plan"). Under the terms of the 2002 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 10 - Stock Options (continued)

the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. As of December 31, 2002, all 1,345,000 were unexercised and remain outstanding.


         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2002 and 2001.

NOTE 11 - Consulting Agreements

         In May 1998 the Company entered into consulting agreements with three brokerage firms to provide public relations and other promotional services over a four-year period. In consideration for these services, the Company issued 750,000 non-restricted shares of its common stock. The fair value of these services is being amortized over the term of the contracts, resulting in current consulting expense of $18,179 and $46,875 for the years ended December 31, 2002 and 2001, respectively. The contracts expired in May of 2002.

         During 2002, the Company entered into consulting agreements to provide public relations and other promotional services over a one-year period. In consideration for these services, the Company issued 405,000 shares of its common stock valued at $4,049. The fair value of these services is being amortized over the term of the contracts and resulted in a charge to consulting expense of $3,037 for the year ended December 31, 2002. Additionally, the agreement provides for other fees which are contingent upon the successful performance of the consultants (see NOTE 7 - Commitments and Contingencies).

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 12 - Franchises and Market Area Activities

Franchises

         During the years ending December 31, 2002 and 2001, the Company sold three and five new franchises, respectively. As of December 31, 2002 and 2001, the Company had 54 and 60 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the years ending December 31, 2002 and 2001, the Company did not sell the rights to any new market areas.

         During 2000, the Company re-purchased certain market area development rights for $225,705. The terms of the acquisitions provided for cash payments, which were financed through the use of the Company's credit line (see Note 5). These acquisitions gave the Company the right to recognize 100% of the revenue generated by the 18 existing franchises within the market areas acquired.

Company Owned Locations

         During October 2001, the Company sold a company owned store for $337,500 (see Note 3). The Company recorded losses on operation of company owned stores of $74,500 for the year ended December 31, 2001. As part of the sale, the Company included shop equipment, inventory, accounts receivables and other assets carried at $62,000 resulting in a loss of $19,646. The Company did not operate a company owned store during the year ended December 31, 2002.

NOTE 13 - Supplemental Cash Flow information

         Total interest paid during the years ended December 31, 2002 and 2001, was $12,607 and $35,945, respectively.

         Total income taxes paid during the years ended December 31, 2002 and 2001, were $ 700 and $1,400, respectively.

         Non-cash transactions recorded during the years ended December 31, 2002 and 2001 consisted of: (1) the recording of a provision for bad debts of $164,952 and $228,182, respectively, (2) accrued salaries of $115,790 were waived by certain employees in 2001, (3) reduction of

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2002 and 2001


NOTE 13 - Supplemental Cash Flow information (continued)

deferred taxes of $33,925 in 2001, (4) the issuance of the Company's common stock in 2002 for services valued at $3,037 and (5) the recording of a loss in intangible assets in connection with an abandoned franchise.

NOTE 14 - Quarterly results of Operations (Unaudited)

         Below is a summary of the quarterly results of operations for each quarter of 2002 and 2001:


     2002                               First         Second        Third        Fourth
     Revenues                          $199,751      $233,039      $275,837     $319,414
     Gross profit                       137,522       147,436       184,944      214,741
     Net income (loss)                    3,440        10,317        43,638       33,832
     Basic and diluted income
     (loss) per common share               0.00          0.00          0.00         0.00

     2001                               First         Second        Third        Fourth
     Revenues                          $286,075      $405,746      $216,110     $253,472
     Gross profit                       112,305       209,690        87,305      181,180
     Net income (loss)                 (200,971)       32,545       (60,181)     183,067
     Basic and diluted income
     (loss) per common share              (0.02)         0.00         (0.01)        0.02


NOTE 15 - Subsequent Events

         In February 2003, the Company filed a Registration Statement on Form S-8 to register 400,000 shares of the Company's common stock for issuance pursuant to various agreements between the Company and the holders of the shares. Of the shares registered, 394,000 had been issued during 2002 and 6,000 were issued during 2003.

         On January 9, 2003, the Company entered into a consulting agreement for a term of one year for general advisory services regarding investor relations, corporate profiling, and public relations. As consideration for these services the Company issued 250,000 shares of common stock and options to purchase 300,000 shares of the Company's common stock over the term of the agreement at prices varying between $.20 and $.75 per share.


                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                                                                   Member of the American Institute
                               98 CUTTERMILL ROAD                  of Certified Public Accountants,
                                                                   SEC Practice Section
                           GREAT NECK, NEW YORK 11021
                                                                   Member of The New York State
                                  ------------                     Society of Certified Public
                                                                   Accountants
                                 (516) 487-0110

                            Facsimile (516) 487-2928


                           INDEPENDENT AUDITORS REPORT
                      ON SUPPLEMENTAL FINANCIAL INFORMATION


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Garden City, New York

Our report on the audits of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2002 and 2001 appears on page 2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page 23, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for 2002 and 2001 and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Great Neck, New York                         Goldstein & Ganz, CPA's, PC
March 14, 2003

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                                        Year Ended December 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------

Salaries and wages                                     $  102,040     $   78,052
Officer's salary                                           81,107             --
Payroll and other taxes                                    16,908         18,583

Bad debt expense                                          164,952        228,182
Professional fees                                          71,005         54,949
Consulting                                                 30,729         60,129

Rent                                                       32,728         40,312
Office expense                                             14,646          8,957
Telephone expense                                           9,358         13,467
Real estate taxes                                              --         17,664

Advertising                                                 9,792         11,574
Training                                                    8,000             --
Travel and entertainment                                    4,511          8,271
Automobile expense                                          6,052          8,315

Fees and licenses                                           8,513         19,362
Amortization expense                                        3,124         84,095
Depreciation expense                                        2,270          7,664
Insurance                                                   1,859          1,453
Miscellaneous expense                                       7,082          9,963
                                                       ----------     ----------

                                                       $  574,676     $  670,992
                                                       ==========     ==========

                 See notes to consolidated financial statements.

Item 14  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 15, 2003                            TILDEN ASSOCIATES, INC.


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


Signatures                             Titles                       Date


By: /s/ ROBERT BASKIND          Chairman of the Board,
    -------------------------   President, Chief Executive
    Robert Baskind              Officer (Principal Executive
                                and Financial Officer)          April 15, 2003


By: /s/ MARVIN E KRAMER         Director, Vice President
    -------------------------   Of Law & Finance                April 15, 2003
    Marvin E. Kramer


By: /s/ THOMAS MONTEFUSCO       Director                        April 15, 2003
    -------------------------
    Thomas Montefusco


By: /s/ JOSEPH MONTEFUSCO       Director, Vice President
    -------------------------   Operations                      April 15, 2003
    Joseph Montefusco

CERTIFICATIONS I, Robert Baskind, certify that:
1. I have reviewed this quarterly report on Form 10-KSB of Tilden Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003
                                           /s/ ROBERT BASKIND
                                           -------------------------------------
                                           Robert Baskind
                                           Chairman, Chief Executive Officer,
                                           President and Chief Financial Officer

CERTIFICATIONS
I, Marvin E. Kramer, certify that:
1. I have reviewed this quarterly report on Form 10-KSB of Tilden Associates, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 15, 2003
                                            /s/ MARVIN E. KRAMER
                                            ---------------------------------
                                            Marvin E. Kramer
                                            Vice-President of Law and Finance