Form 10QSB
period 2003-03-31
TILDEN ASSOCIATES INC
filed 2003-05-20
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 2003 was 10,175,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ] No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2003 (unaudited)
         and December 31, 2002 (audited)                                      3

         Consolidated Statements of Income for the Three Month periods
         Ended March 31, 2003 and 2002 (unaudited)                            4

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2003 and 2002 (unaudited)              5


Item 2.  Management's Discussion and Analysis or
         Plan of Operation                                                6 - 7

Item 3.  Controls and Procedures                                              8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities and Use of Proceeds                            8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  8

Item 5.  Other Information                                                    8

Item 6.  Exhibits and Reports on Form 8-K                                     9


SIGNATURE                                                                    10

CERTIFICATION                                                                11

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      TILDEN ASSOCIATES, INC.
                    CONSOLIDATED BALANCE SHEETS


                                                               March 31,     December 31,
                                                                 2003           2002
                                                              -----------    -----------
ASSETS                                                        (Unaudited)     (Audited)
Current Assets
     Cash and cash equivalents                                $   239,427    $   269,347
     Accounts and notes receivables from franchisees,
      net of allowance $235,984 and $233,220 at
      March 31, 2003 and December 31, of 2002, respectively       344,050        284,490
     Prepaid expenses                                              28,075         29,088
                                                              -----------    -----------
                Total Current Assets                              611,552        582,925
                                                              -----------    -----------

Property, Plant and Equipment
     Property and equipment, net of accumulated
     depreciation of $13,975 and $13,553 at March 31, 2003
     and December 31, 2002, respectively                            8,346          8,768
                                                              -----------    -----------

Other Assets
     Accounts and notes receivable from franchisees,
      net of current portion                                       14,025         11,375
     Security deposits                                             45,027         45,027
     Intangible assets, net                                       574,603        575,443
                                                              -----------    -----------
                Total Other Assets                                633,655        631,845
                                                              -----------    -----------

                Total Assets                                  $ 1,253,553    $ 1,223,538
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                    $    89,481    $    79,735
     Deposits on franchise acquisitions                            25,500          1,000
     Income taxes payable, current                                 17,650         16,150
     Notes payable, current portion                                82,707         81,986
                                                              -----------    -----------
                Total Current Liabilities                         215,338        178,871

Non-Current Liabilities
     Notes payable, net of current portion                         66,913         74,658
     Security deposits                                             48,950         48,950
                                                              -----------    -----------
                Total Liabilities                                 331,201        302,479
                                                              -----------    -----------

Shareholders' Equity
     Common stock, $.0005 par value; 30,000,000
        shares authorized, 10,175,903 and 9,955,903
        shares issued and outstanding at March 31, 2003
        and December 31, 2002, respectively                         5,086          4,978
     Additional paid - in capital                               1,588,093      1,586,001
     Retained earnings (accumulated deficit)                     (650,827)      (649,920)
                                                              -----------    -----------
                                                                  942,352        941,059
     Less: treasury stock - 40,000 shares, stated at cost         (20,000)       (20,000)
                                                              -----------    -----------
                Total Shareholders' Equity                        922,352        921,059
                                                              -----------    -----------
                Total Liabilities and Shareholders' Equity    $ 1,253,553    $ 1,223,538
                                                              ===========    ===========

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2003            2002
                                                           ------------    ------------
Revenues
    Royalty fees                                                141,255         126,186
    Initial franchise acquisition fees                     $     12,500    $         --
    Rental income from real estate rental                        70,981          52,410
    Sale of equipment purchased for resale                          220           1,693
    Advertising income                                            1,456          10,333
    Miscellaneous income                                          4,184           9,129
                                                           ------------    ------------
              Total  Revenue                                    230,596         199,751
                                                           ------------    ------------
Cost of Operations
    Franchise development fees                                    6,373           1,690
    Broker's fees                                                   895              --
    Rent paid for real estate sublet                             84,916          46,619
    Cost of equipment for resale                                    385           3,436
    Advertising costs                                             2,279          10,484
                                                           ------------    ------------
              Total  Operating  Costs                            94,848          62,229
                                                           ------------    ------------

Gross Profit                                                    135,748         137,522

Selling, General and Administrative Expenses                    132,520         130,098
                                                           ------------    ------------
              Income from operations before other income
               (expenses) and provision for income taxes          3,228           7,424

Other Income (Expense)
    Interest income                                                 500           1,647
    Interest expense                                             (3,135)         (4,381)
                                                           ------------    ------------
              Total Other Income (Expenses)                      (2,635)         (2,734)
                                                           ------------    ------------

Income before provision for income taxes                            593           4,690
Provision for income taxes:
    Current                                                       1,500           1,250
    Deferred                                                         --              --
                                                           ------------    ------------
              Net Income (Loss)                            $       (907)   $      3,440
                                                           ============    ============

Per Share Data
    Basic and diluted net income (loss)                    $         --    $         --
                                                           ============    ============

Weighted Average Shares Outstanding                          10,056,125       9,550,903
                                                           ============    ============

                                             TILDEN ASSOCIATES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                        2003            2002
                                                                                    ------------    ------------
Operating Activities
   Net income (loss)                                                                $       (907)   $      3,440
   Adjustments to reconcile net income to net cash used for operating activities:
      Depreciation and amortization                                                        1,187           1,201
      Provision for bad debt                                                              24,493          27,627
      Common stock issued for services rendered                                            2,200              --
   Changes in operating assets and liabilities:
      Accounts and notes receivable from franchisees                                     (86,703)        (26,613)
      Prepaid expenses                                                                     1,013          10,944
      Accounts payable and accrued expenses                                                9,821          (2,350)
      Deposits on franchise acquisitions                                                  24,500         (15,000)
      Income taxes payable, current                                                        1,500             550
      Security deposits payable                                                               --           3,800
                                                                                    ------------    ------------

         Net Cash Provided by (Required for) Operating Activities                        (22,896)          3,599
                                                                                    ------------    ------------

Financing Activities
   Repayment of notes payable                                                             (7,024)        (13,173)
                                                                                    ------------    ------------
         Net Cash Provided by (Required for) Financing Activities                         (7,024)        (13,173)
                                                                                    ------------    ------------
Net increase (decrease) in Cash                                                          (29,920)         (9,574)
Cash and cash equivalents, beginning of period                                           269,347         229,601
                                                                                    ------------    ------------

Cash and cash equivalents, end of period                                            $    239,427    $    220,027
                                                                                    ============    ============

Supplemental Cash Flow Information:
   Interest paid                                                                    $      2,518    $      4,381
                                                                                    ============    ============
   Income taxes paid                                                                $         --    $        700
                                                                                    ============    ============

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2003 vs Three Months Ended March 31, 2002
----------------------------------------------------------------------

     Revenue increased to $231,000 in the first quarter of 2003 from $200,000 in the first quarter of 2002, representing a 16% increase. The increase in overall revenue was primarily attributed to 1) an increase in rental income due to an increase in overall tenants currently obligated under sub-lease agreements from four in 2002 to six in 2003, 2) an increase in new franchise sales to one in 2003 from none in 2002 and 3) a 12% increase in royalty fees reflecting an overall increase in franchisees. These increases were offset primarily by an 86% decrease in advertising revenue as a result of a decrease in franchisees participating in the co-operative advertising program.

     Operating costs increased to $95,000 in the first quarter of 2003 from $62,000 in the first quarter of 2002, a 53% increase. As a percentage of revenue, operating costs increased to 41% from 32%. The increase was primarily attributable to 1) an increase in rent paid on locations which the Company subleases and 2) an increase in market area developer fees paid reflecting the increase in new franchises opened under market area agreements. These increases were offset by a decrease in advertising costs paid on behalf of franchisees participating in the co-operative advertising program.

     Selling, general and administrative expenses increased to $133,000 in the first quarter of 2003 from $130,000 in the first quarter of 2002, representing a 2% increase. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to: increases in professional fees of $12,000 and salaries of $7,000, offset by a decrease in consulting fees of $9,000 and bad debt expense of $3,000. The increase in professional fees was due to an increase in accrued legal and auditing fees during the first quarter in 2003. The increase in salaries was attributable to the Company's hiring of an operations manager during 2002. The reduction in consulting fees was due primarily to the expiration of a consulting agreement during the second quarter 2002. The decrease in bad debt expense was attributable to the write-off in 2002 of a note receivable requiring a $4,000 reserve in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at March 31, 2003 was $396,000, compared to working capital of $404,000 at December 31, 2002. The ratio of current assets to current liabilities was 2.8:1 at March 31, 2003 and 3.3:1 at December 31, 2002. Cash flow used for operations during the first quarter of 2003 was $22,900 compared to cash flow provided by operations through the first quarter of 2002, of $3,600.

     Accounts receivable - trade, net of allowances, increased to $358,000 at March 31, 2003 from $296,000 at December 31, 2002.

     Accounts payable increased to $89,000 at March 31, 2003 from $80,000 at December 31, 2002.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

    The Company has no lines of credit but is currently attempting to establish a line of credit.

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluations of disclosure controls and procedures.

      Based on an evaluation of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chairman, Chief Executive Officer and Chief Financial Officer, who is the same person, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

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



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities and Use of Proceeds

Registered shares of Common Stock, $0.0005 Par Value, issued in the first quarter 2003 were as follows:

Date:          No. of Shares:      Conditions:

2/19/03           214,000          Employee accepted payment of compensation in
                                   Common Stock in lieu of cash payment of
                                   $2,140

2/19/03             6,000          Payment of legal fees accepted in Common
                                   Stock in the the amount of $60

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

                                             TILDEN ASSOCIATES, INC.



Date:  May 20,  2003

                                             /s/ ROBERT BASKIND
                                             -----------------------------------
                                             Robert Baskind
                                             Chairman of the Board, President,
                                             and Chief Executive Officer

                                  CERTIFICATION


I, Robert Baskind, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tilden Associates, Inc.;

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

May  20, 2003                                   /s/ ROBERT BASKIND
                                                -------------------------------
                                                Robert Baskind
                                                Chief Executive Officer and
                                                Acting Chief Financial Officer