Form 10QSB
period 2003-06-30
TILDEN ASSOCIATES INC
filed 2003-08-19
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 31, 2003, was 10,175,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
               Consolidated Balance Sheets ................................   3
               Consolidated Statements of Income ..........................   4
               Consolidated Statements of Cash Flows ......................   5
               Notes to Financial Statements ..............................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................  14

Item 3.   Controls and Procedures .........................................  19

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................  20

Item 2.   Changes in Securities ...........................................  20

Item 3.   Defaults Upon Senior Securities .................................  20

Item 4.   Submission of Matters to Voting Security Holders ................  20

Item 5.   Other Information ...............................................  20

Item 6.   Exhibits and Reports on Form 8-K ................................  20


SIGNATURE .................................................................  21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                             TILDEN ASSOCIATES, INC.
                                           CONSOLIDATED BALANCE SHEETS


                                                                               June 30, 2003    December 31, 2002
                                                                               -------------    -----------------

ASSETS

Current Assets
    Cash and cash equivalents                                                  $     247,727      $     269,347
    Receivables from franchisees, net of allowance $268,163 and
    $233,220 at June 30, 2003 and December 31, 2002, respectively                    347,582            284,490
    Prepaid expense                                                                   28,077             29,088
                                                                               -------------      -------------
                Total Current Assets                                                 623,386            582,925
                                                                               -------------      -------------

Property, Plant and Equipment
    Property and equipment, net of accumulated depreciation of
    $14,397 and $13,553 at June 30, 2003 and December 31, 2002, respectively           7,924              8,768
                                                                               -------------      -------------

Other Assets
    Receivables from franchisees, net of current portion                              11,375             11,375
    Security deposits                                                                 45,027             45,027
    Intangible assets, net                                                           573,841            575,443
                                                                               -------------      -------------
                Total Other Assets                                                   630,243            631,845
                                                                               -------------      -------------
                Total Assets                                                   $   1,261,553      $   1,223,538
                                                                               =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                      $      99,245      $      79,735
    Deposits on franchise acquisitions                                                30,500              1,000
    Income taxes payable, current                                                     19,150             16,150
    Notes payable, current portion                                                    84,807             81,986
                                                                               -------------      -------------
                Total Current Liabilities                                            233,702            178,871

Non-Current Liabilities
    Notes payable, net of current portion                                             46,334             74,658
    Security deposits                                                                 48,950             48,950
                                                                               -------------      -------------
                Total Liabilities                                                    328,986            302,479
                                                                               -------------      -------------

Shareholders' Equity
    Common stock, $.0005 par value; 30,000,000 shares authorized
      10,175,903 and 9,955,903 shares issued and outstanding at
      June 30, 2003 and December 31, 2002, respectively                                5,088              4,978
    Additional paid - in capital                                                   1,588,091          1,586,001
    Retained earnings (accumulated deficit)                                         (640,612)          (649,920)
                                                                               -------------      -------------
                                                                                     952,567            941,059
    Less: treasury stock - 40,000 shares, stated at cost                             (20,000)           (20,000)
                                                                               -------------      -------------
                Total Shareholders' Equity                                           932,567            921,059
                                                                               -------------      -------------
                Total Liabilities and Shareholders' Equity                     $   1,261,553      $   1,223,538
                                                                               =============      =============


                        See Notes to Financial staements.

                                                   TILDEN ASSOCIATES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)


                                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                                ----------------------------    ----------------------------
                                                                    2003            2002            2003            2002
                                                                ------------    ------------    ------------    ------------
Revenues
   Initial franchise acquisition fees                           $     40,000    $     40,000    $     52,500    $     40,000
   Royalty fees                                                      143,967         114,559         285,222         240,746
   Sale of equipment purchased for resale                                 --           2,629              --           4,322
   Advertising income                                                  1,457           9,017           2,913          19,350
   Rental income from realty rental                                   66,161          64,839         137,142         117,249
   Miscellaneous income                                                4,569           1,995           8,973          11,124
                                                                ------------    ------------    ------------    ------------
         Total  Revenue                                              256,154         233,039         486,750         432,791
                                                                ------------    ------------    ------------    ------------
Cost of Operations
   Broker's fees                                                      15,726          10,000          16,621          10,000
   Franchise development fees                                          6,058          10,223          12,431          11,913
   Cost of equipment for resale                                           --           1,400             385           4,836
   Advertising costs                                                     971           8,467           3,250          18,952
   Rent paid on realty sublet                                         64,789          55,513         149,705         102,132
                                                                ------------    ------------    ------------    ------------
         Total  Operating  Costs                                      87,544          85,603         182,392         147,833
                                                                ------------    ------------    ------------    ------------

Gross Profit                                                         168,610         147,436         304,358         284,958

Selling, general and administrative expenses                         154,494         133,542         287,014         263,640
                                                                ------------    ------------    ------------    ------------

         Income (loss) from operations before other
           income and expenses and provision for income taxes         14,116          13,894          17,344          21,318

Other  Income  (Expense)
   Interest  income                                                      499           1,205             999           2,852
   Interest  expense                                                  (2,900)         (3,532)         (6,035)         (7,913)
                                                                ------------    ------------    ------------    ------------
         Total other income (expenses)                                (2,401)         (2,327)         (5,036)         (5,061)
                                                                ------------    ------------    ------------    ------------

Income (loss) before provision for income  taxes                      11,715          11,567          12,308          16,257
Income  taxes
   Current                                                             1,500           1,250           3,000           2,500
   Deferred                                                               --              --              --              --
                                                                ------------    ------------    ------------    ------------
         Net Income (Loss)                                      $     10,215    $     10,317    $      9,308    $     13,757
                                                                ============    ============    ============    ============

Per Share Data
   Basic and diluted net income (loss)                                  0.00            0.00            0.00            0.00
                                                                ============    ============    ============    ============

Weighted Average Shares Outstanding
   Basic and diluted                                              10,175,903       9,698,815      10,116,345       9,605,378
                                                                ============    ============    ============    ============


                       See Notes to Financial Statements.

                                   TILDEN ASSOCIATES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                    Six Months Ended June 30,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------
Operating Activities
   Net income (loss)                                                $    9,308    $   13,757
   Adjustments to reconcile net income to net cash used
         for operating activities:
      Depreciation and amortization                                      2,374         4,094
      Provision for bad debt                                            56,672        59,937
      Common stock issued for services rendered                          2,200            --
   Changes in operating assets and liabilities
      Accounts and notes receivable                                   (119,764)      (53,035)
      Prepaid expenses                                                   1,011        37,717
      Security deposits                                                     --         6,000
      Accounts payable and accrued expenses                             19,582        (8,572)
      Deposits on franchise acquisitions                                29,500       (30,000)
      Income taxes payable                                               3,000         1,800
      Deferred income                                                       --        (2,000)
      Security deposits                                                     --        (3,419)
                                                                    ----------    ----------

         Net Cash Provided by (Required for) Operating Activities        3,883        26,279
                                                                    ----------    ----------

Financing Activities
   Repayment of notes payable                                          (25,503)      (29,058)
                                                                    ----------    ----------
         Net Cash Provided by (Required for) Financing Activities      (25,503)      (29,058)
                                                                    ----------    ----------

            Net increase (decrease) in Cash                            (21,620)       (2,779)
Cash and cash equivalents at beginning of the period                   269,347       229,601
                                                                    ----------    ----------

Cash and cash equivalents at end of the period                      $  247,727       226,822
                                                                    ==========    ==========


Supplemental Cash Flow Information:
   Interest paid                                                    $    6,035    $    7,913
   Income taxes paid                                                $       --    $       --


                        See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS:

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable at June 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                        June 30,      December 31,
                                                          2003            2002
                                                      ------------    ------------
         Trade receivables from franchisees           $    568,003    $    469,969

         Installment loans due between December 31,
         2003 and August 1, 2008 with varying
         interest rates between 8.0% and 10.0%              59,117          59,116
                                                      ------------    ------------

                                                           627,120         529,085
         Less allowance for doubtful accounts             (268,163)       (233,220)
                                                      ------------    ------------
                                                           358,957         295,865
         Less current portion                             (347,582)       (284,490)
                                                      ------------    ------------
         Non-current accounts and notes receivable    $     11,375    $     11,375
                                                      ============    ============

NOTE 3 - Property and Equipment

         At June 30, 2003 and December 31, 2002, respectively, property and equipment consisted of the following:

                                                June 30,      December 31,
                                                  2003            2002
                                              ------------    ------------
         Building                             $         --    $         --
         Machinery and shop equipment                5,300           5,300
         Signage                                     5,623           5,623
         Furniture                                   6,678           6,678
         Leasehold Improvements                      4,720           4,720
                                              ------------    ------------
                                                    22,321          22,321
         Less accumulated depreciation             (14,397)        (13,553)
                                              ------------    ------------
         Property and equipment, net
           of accumulated depreciation        $      7,924    $      8,768
                                              ============    ============

NOTE 4 - Intangible Assets

         Intangible assets at June 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                June 30,      December 31,
                                                  2003            2002
                                              ------------    ------------

         Trademarks                           $     28,183    $     28,183
         Franchise & market area rights            765,968         765,968
         Organizational costs                       11,041          11,041
                                              ------------    ------------
                                                   805,192         805,192
         Less accumulated amortization            (231,351)       (229,749)
                                              ------------    ------------
         Intangible assets, net of
           accumulated amortization           $    573,841    $    575,443
                                              ============    ============

NOTE 5 - Notes Payable

         Notes payable at June 30, 2003 and December 31, 2002 respectively, consisted of the following:

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ------------    ------------
         Bank loan bearing interest at 9.0%
         maturing March 2005                       $     60,302    $     75,856

         Term loan bearing interest at prime plus
         2.5% due October 2004                           43,049          52,998

         Note payable bearing interest at 9.0%           27,790          27,790
                                                   ------------    ------------
                                                        131,141         156,644
         Less current portion                           (84,807)        (81,986)
                                                   ------------    ------------
         Notes payable, net of current portion     $     46,334    $     74,658
                                                   ============    ============


         During the third quarter of 2001, the Company's line of credit was discontinued. Previously, the Company's credit line was used primarily to finance the repurchase of market area rights. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 were modified to 36 equal monthly principal payments plus accrued interest. At June 30, 2003, the outstanding balance was approximately $43,000.

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense (benefit) consisted of the following for the six months ended June 30, 2003 and 2002, respectively;

                                                          June 30,
                                                    -------------------
                                                      2003       2002
                                                    --------   --------
         Current
            Federal                                 $     --   $     --
            State                                      3,000      2,500
                                                    --------   --------
         Total current provision                       3,000      2,500
                                                    --------   --------

         Deferred
            Federal                                       --         --
            State                                         --         --
                                                    --------   --------
         Total deferred provision                         --         --
                                                    --------   --------

         Total income tax expense (benefit)         $  3,000   $  2,500
                                                    ========   ========


         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of June 30, 2003 and December 31, 2002, respectively;

                                                  June 30,      December 31,
                                                    2003            2002
                                                ------------    ------------

         Disallowed bad debt reserve            $     81,600    $     81,600
         Net operating loss carry forward            180,900         180,900
                                                ------------    ------------
                                                     262,500         262,500
         Valuation allowance                        (262,500)       (262,500)
                                                ------------    ------------
                                                $         --    $         --
                                                ============    ============

         The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes.

         Net operating loss carryovers are approximately $223,200 as of December 31, 2002 and will expire in 2020.

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

                           2004                     $  688,792
                           2005                        684,805
                           2006                        600,551
                           2007                        467,838
                           2008 and thereafter       2,485,196
                                                    ----------
                                                    $4,927,182
                                                    ==========

Consulting Agreement

         During the year ended December 31, 2002, the Company entered into a consulting agreement that stipulates that a fee of $1,500 becomes due, for each month the consultant is engaged, at the time the consultant successfully performs in obtaining certain financing for the Company. Accordingly, the Company will expense the entire amount upon the successful performance by the consultant. The total contingent liability for this obligation at June 30, 2003 was $12,000.

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement is a six-year agreement which expires in 2005.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2003 and December 31, 2002, approximately $27,000 of the Company's cash on deposit with banks were in excess of the FDIC insured limits. Also, at June 30, 2003 and December 31, 2002, the Company has accounts and notes receivable from franchisees amounting to $359,000 and $295,900, respectively, net of an allowance for doubtful accounts of $268,200 and $233,200, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities

         The Company rents office space on a month-to-month basis from a law firm, of which a principal of the law firm is a shareholder and director of the Company. Total rent expense paid to the law firm amounted to $12,000 and $12,000 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 10 - Stock Options

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of June 30, 2003, 554,700 options were unexercised and remain outstanding.

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

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of June 30, 2003, all 1,010,000 were unexercised and remain outstanding.

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

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. As of June 30, 2003, all 1,345,000 options were unexercised and remain outstanding.

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the six months ended June 30, 2003 and 2002, respectively.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the six months ended June 30, 2003 and 2002, respectively, the Company sold 4 and 2 new franchises, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of June 30, 2003 and December 31, 2002, respectively, the Company held 54 active franchised locations.

Market Areas

         During the six months ended June 30, 2003 and 2002, respectively, the Company did not sell the rights to any new market areas.

NOTE 13 - Supplemental Cash Flow information

         Non-cash transactions recorded during the six months ended June 30, 2003 and 2002, respectively, consisted of: (1) the recording of a provision for bad debts of $56,672 and $59,937, (2) the issuance of the Company's common stock during the 2003 period for services valued at $2,200, and (3) the recording of a depreciation and amortization of $2,374 and $4,094.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2003 vs Three Months Ended June 30, 2002
--------------------------------------------------------------------

         Revenue increased to $256,000 in the second quarter of 2003 from $233,000 in the second quarter of 2002, representing a 10% increase. The increase in revenue during the second quarter of 2003 was predominately attributed to a $30,000 or 26% increase in royalty income recognized during the second quarter of 2003, attributable to the Company's opening of 7 new franchises since the second quarter of 2002. This increase was offset primarily by a decrease in advertising revenue as a result of fewer franchises participating in the co-operative advertising program. The Company opened 2 new franchises during the second quarter of 2003, which equaled the number opened during the second quarter of 2002.

         Operating costs increased to $88,000 in the second quarter of 2003 from $86,000 in the second quarter of 2002, a 2% increase. As a percentage of revenue, operating costs decreased to 34% in the second quarter of 2003 from 37% in the second quarter of 2002. The overall increase in operating costs is primarily attributable to 1) an increase in rent paid on locations, which the Company subleases and 2) an increase in broker fees and commissions paid on new franchises opened. These increases were offset by a decrease in advertising costs paid on behalf of franchisees participating in the co-operative advertising program.

         Selling, general and administrative expenses increased to $155,000 in the second quarter of 2003 from $134,000 in the second quarter of 2002, a 16% increase. This increase is primarily due to increases in professional fees of $21,000, salaries of $8,400, and settlement costs of $7,500 offset by a decrease in consulting fees of $15,000. The increase in professional fees was attributable to an increase in costs incurred by the Company in preparing and filing with the Securities and Exchange Commission various forms including its annual Form 10-KSB, quarterly Form 10-QSB and other miscellaneous filings and an increase in legal fees pertaining to franchisee settlements and litigation. The increase in salaries is primarily attributable to the hiring of an operations manager during 2002. The settlement charge of $7,500 incurred in 2003 was attributable to the settlement of a lawsuit initiated in 1998 in connection with an acquisition by the Company. The decrease in consulting fees is attributable to the expiring of a consulting agreement during 2002.


Six Months Ended June 30, 2003 vs Six Months Ended June 30, 2002
----------------------------------------------------------------

         Revenue increased to $487,000 through the second quarter of 2003 from $433,000 through the second quarter of 2002, representing a 12% increase. The increase in revenue during the first six months of 2003 was predominately attributed to 1) an increase in royalties as a result of the overall increase in franchisees obligated to remit royalties under franchise agreements 2) an increase in rental income due to the increased number of tenants currently obligated under sub-lease agreements in 2003 and 3) an increase in new franchise sales to 3 in 2003 from 2 in 2002. These increases were offset by decreases in advertising revenue and equipment sales.

         Operating costs increased to $304,000 during the first six months of 2003 from $285,000 during the same period of 2002, a 7% increase. As a percentage of revenue, operating costs increased to 37% during the first six months of 2003 from 34% during the same period of 2002. The overall increase is primarily attributable to an increase in rent paid for locations which the Company subleases. This increase impacted negatively on gross profit in 2003 as the Company continued to pay rent on 2 locations which franchisees had abandoned. During the second quarter of 2003 the Company re-leased the 2 locations to new franchises. The increase was offset primarily by a decrease in advertising costs paid on behalf of franchisees participating in the co-operative advertising program.

         Selling, general and administrative expenses increased to $287,000 for the first six months of 2003 from $264,000 during the first six months of 2002, a 9% increase. This increase is primarily due to increases in professional fees of $33,000 and salaries of $16,000 offset by a decrease in consulting fees of $24,000. The increase in professional fees was attributable to an increase in costs incurred by the Company in preparing and filing with the Securities and Exchange Commission various forms including its annual Form 10-KSB, quarterly Form 10-QSB and other miscellaneous filings and an increase in legal fees pertaining to franchisee settlements and litigation. The increase in salaries is primarily attributable to the Company's hiring of an operations manager during 2002. The decrease in consulting fees was attributable to the expiration of a consulting agreement in 2002.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at June 30, 2003 was $389,000, compared to working capital of $404,000 at December 31, 2002. The ratio of current assets to current liabilities was 2.7:1 at June 30, 2003 and 3.3:1 at December 31, 2002. Cash flow provided by operations through the second quarter of 2003 was $4,000, compared to cash flow provided by operations through the second quarter of 2002 of $26,000.

         Accounts receivable and notes receivable, net of the allowance for doubtful accounts increased to $359,000 at June 30, 2003 from $296,000 at December 31, 2002.

         Accounts payable increased to $99,000 at June 30, 2003 from $80,000 at December 31, 2002.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has no lines of credit but is currently attempting to establish a line of credit.


CRITICAL ACCOUNTING POLICIES
----------------------------

         The Company's critical accounting policies are described in Note 1 to the financial statements in Item 1 of the quarterly report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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


Item 3.  CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO VOTING SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  31.1 Certification by CEO and CFO pursuant to rule 13A-14 or 15D of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification by CEO and CFO pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

                  There were no reports on Form 8-K filed during the quarter ended June 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TILDEN ASSOCIATES, INC.



Date: August 19, 2003

                                       /s/ ROBERT BASKIND
                                       ------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive Officer