Form 10QSB
period 2003-09-30
TILDEN ASSOCIATES INC
filed 2003-11-19
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003

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


                  300 Hempstead Tpke. West Hempstead, NY 11552
                  --------------------------------------------
                    (Address of principal executive offices)


                                 (516) 746-7911
                ------------------------------------------------
                (Issuer's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2003 was 10,175,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
                      Consolidated Balance Sheets                             3
                      Consolidated Statements of Income                       4
                      Consolidated Statements of Cash Flows                   5
                      Notes to Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   14

Item 3.    Controls and Procedures                                           18

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 19

Item 2.    Changes in Securities                                             19

Item 3.    Defaults Upon Senior Securities                                   19

Item 4.    Submission of Matters to Voting Security Holders                  19

Item 5.    Other Information                                                 19

Item 6.    Exhibits and Reports on Form 8-K                                  19


SIGNATURE                                                                    20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2003    December 31, 2002
                                                                             -----------------    -----------------
ASSETS                                                                          (Unaudited)           (Audited)
Current Assets
     Cash and cash equivalents                                               $         256,281    $         269,347
     Receivables from franchisees, net of allowance $311,261 and
     $233,220 at September 30, 2003 and December 31, 2002, respectively                331,397              284,490
     Prepaid expense                                                                    13,077               29,088
                                                                             -----------------    -----------------
                Total Current Assets                                                   600,755              582,925
                                                                             -----------------    -----------------

Property, Plant and Equipment
     Property and equipment, net of accumulated depreciation of $14,819
     and $13,553 at September 30, 2003 and December 31, 2002, respectively               7,502                8,768
                                                                             -----------------    -----------------

Other Assets
     Receivables from franchisees, net of current portion                               49,494               11,375
     Security deposits                                                                  45,027               45,027
     Intangible assets, net                                                            573,374              575,443
                                                                             -----------------    -----------------
                Total Other Assets                                                     667,895              631,845
                                                                             -----------------    -----------------

                Total Assets                                                 $       1,276,152    $       1,223,538
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                   $          75,971    $          79,735
     Deposits on franchise acquisitions                                                 50,500                1,000
     Deferred income                                                                     6,200                   --
     Income taxes payable, current                                                      20,650               16,150
     Notes payable, current portion                                                     56,411               81,986
                                                                             -----------------    -----------------
                Total Current Liabilities                                              209,732              178,871

Non-Current Liabilities
     Notes payable, net of current portion                                              32,553               74,658
     Security deposits                                                                  62,550               48,950
                                                                             -----------------    -----------------
                Total Liabilities                                                      304,835              302,479
                                                                             -----------------    -----------------

Shareholders' Equity
     Common stock, $.005 par value; 30,000,000 shares authorized,
        10,175,903 and 9,955,903 shares issued at September 30,2003                      5,089                4,978
        and December 31, 2002, respectively
     Additional paid - in capital                                                    1,588,091            1,586,001
     Retained earnings (accumulated deficit)                                          (601,863)            (649,920)
                                                                             -----------------    -----------------
                                                                                       991,317              941,059
     Less: treasury stock - 40,000 shares, stated at cost                              (20,000)             (20,000)
                                                                             -----------------    -----------------
                Total Shareholders' Equity                                             971,317              921,059
                                                                             -----------------    -----------------
                Total Liabilities ans Shareholders' Equity                   $       1,276,152    $       1,223,538
                                                                             =================    =================

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                  ----------------------------    ----------------------------
                                                      2003            2002            2003            2002
                                                  ------------    ------------    ------------    ------------
Revenues
    Initial franchise acquisition fees            $     25,000    $     47,500    $     77,500    $     87,500
    Royalty fees                                       145,301         148,171         430,523         388,917
    Sales of company owned locations                    50,000              --          50,000              --
    Sale of equipment purchased for resale               2,026           6,424           2,026          10,746
    Advertising income                                   1,456           3,879           4,369          23,229
    Rental income from real estate rental              102,537          65,380         239,679         182,629
    Miscellaneous income                                 7,949           4,483          16,922          15,607
                                                  ------------    ------------    ------------    ------------
        Total  Revenues                                334,269         275,837         821,019         708,628
                                                  ------------    ------------    ------------    ------------
Cost of Operations
    Broker's fees                                       12,842          16,806          29,463          26,806
    Franchise development fees                           9,035           6,901          21,466          18,814
    Cost of equipment for resale                         3,256           6,872           3,641          11,708
    Advertising costs                                    2,427           4,206           5,677          23,158
    Rent paid for real estate sublet                    70,602          56,108         220,307         158,240
                                                  ------------    ------------    ------------    ------------
        Total Cost of Operations                        98,162          90,893         280,554         238,726
                                                  ------------    ------------    ------------    ------------

Gross Profit                                           236,107         184,944         540,465         469,902

Selling, general and administrative expenses           192,910         137,350         479,924         400,990
                                                  ------------    ------------    ------------    ------------

    Income from operations before other income
    and expenses and provision for income taxes         43,197          47,594          60,541          68,912

Other Income (Expense)
    Interest income                                        490              --           1,489           3,938
    Interest expense                                    (3,436)         (7,664)         (9,471)        (11,705)
                                                  ------------    ------------    ------------    ------------
        Total other income (expenses)                   (2,946)         (7,664)         (7,982)         (7,767)
                                                  ------------    ------------    ------------    ------------

Income before provision for income taxes                40,251          39,930          52,559          61,145
Provision for income taxes:
    Current                                              1,500           1,250           4,500           3,750
    Deferred                                                --              --              --              --
                                                  ------------    ------------    ------------    ------------
        Net Income                                $     38,751    $     38,680    $     48,059    $     57,395
                                                  ============    ============    ============    ============

Per Share Data
    Basic and diluted net income                  $       0.00    $       0.00    $       0.00    $       0.01
                                                  ============    ============    ============    ============

Weighted Average Shares Outstanding                 10,175,903       9,735,903      10,136,416       9,649,365
                                                  ============    ============    ============    ============

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Operating Activities
  Net income (loss)                                                                $     48,059    $     57,395
  Adjustments to reconcile net income to net cash used for operating activities:
   Depreciation and amortization                                                          3,335           7,568
   Provision for bad debt                                                               126,772          99,825
   Common stock issued for services rendered                                              2,200              --

  Changes in operating assets and liabilities:
   Accounts and notes receivable                                                       (211,799)       (117,341)
   Prepaid expenses                                                                      16,011          37,785
   Security deposits                                                                         --          11,720
   Accounts payable and accrued expenses                                                 (3,764)         (9,090)
   Deposits on franchise acquisitions                                                    49,500         (30,000)
   Income taxes payable, current                                                          4,500           3,050
   Deferred income                                                                        6,200          (2,000)
   Security deposits payab1e                                                             13,600          (3,419)
                                                                                   ------------    ------------

    Net Cash Provided by (Required for) Operating Activities                             54,614          55,493
                                                                                   ------------    ------------

Financing Activities
  Repayment of notes payable                                                            (67,680)        (41,427)
                                                                                   ------------    ------------
    Net Cash Provided by (Required for) Financing Activities                            (67,680)        (41,427)
                                                                                   ------------    ------------
 Net increase (decrease) in Cash                                                        (13,066)         14,066
 Cash and cash equivalents at beginning of the period                                   269,347         229,601
                                                                                   ------------    ------------

 Cash and cash equivalents at end of the period                                    $    256,281    $    243,667
                                                                                   ============    ============



Supplemental Cash Flow Information:
  Interest paid                                                                    $      9,471    $     11,705
                                                                                   ============    ============
  Income taxes paid                                                                $         --    $        700
                                                                                   ============    ============

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

Reclassifications

         Certain amounts in the 2002 financial statements were reclassified to conform to the 2003 presentation.

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable at September 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                    September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------

         Trade receivables from franchisees         $    583,035   $    469,969

         Installment loans due between December 31,
         2003 and August 1, 2008 with varying
         interest rates between 7.0% and 10.0%           109,117         59,116
                                                    ------------   ------------

                                                         692,152        529,085
         Less allowance for doubtful accounts           (311,261)      (233,220)
                                                    ------------   ------------
                                                         380,891        295,865
         Less current portion                           (331,397)      (284,490)
                                                    ------------   ------------
         Non-current accounts and notes receivable  $     49,494   $     11,375
                                                    ============   ============


NOTE 3 - Property and Equipment

         At September 30, 2003 and December 31, 2002, respectively, property and equipment consisted of the following:

                                               September 30,   December 31,
                                                   2003            2002
                                               ------------    ------------
         Machinery and shop equipment          $      5,300    $      5,300
         Signage                                      5,623           5,623
         Furniture                                    6,678           6,678
         Leasehold Improvements                       4,720           4,720
                                               ------------    ------------
                                                     22,321          22,321
         Less accumulated depreciation              (14,819)        (13,553)
                                               ------------    ------------
         Property and equipment, net
            of accumulated depreciation        $      7,502    $      8,768
                                               ============    ============

NOTE 4 - Intangible Assets

         Intangible assets at September 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                               September 30,   December 31,
                                                   2003            2002
                                               ------------    ------------

         Trademarks                            $     28,183    $     28,183
         Franchise & market area rights             765,968         765,968
         Organizational costs                        11,041          11,041
                                               ------------    ------------
                                                    805,192         805,192
         Less accumulated amortization             (231,818)       (229,749)
                                               ------------    ------------
         Intangible assets, net of
            accumulated amortization           $    573,374    $    575,443
                                               ============    ============

NOTE 5 - Notes Payable

         Notes payable at September 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                   September 30,   December 31,
                                                       2003            2002
                                                   ------------    ------------
         Bank loan bearing interest at 9.0%
         maturing March 2005                       $     52,534    $     75,856

         Term loan bearing interest at prime plus
         2.5% due October 2004                           36,430          52,998

         Note payable bearing interest at 9.0%                0          27,790
                                                   ------------    ------------
                                                         88,964         156,644
         Less current portion                           (56,411)        (81,986)
                                                   ------------    ------------
         Notes payable, net of current portion     $     32,553    $     74,658
                                                   ============    ============


NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following for the nine months ended September 30, 2003 and 2002, respectively;

                                                   September 30,
                                            ---------------------------
                                                2003           2002
                                            ------------   ------------
         Current
            Federal                         $         --   $         --
            State                                  4,500          3,750
                                            ------------   ------------
         Total current provision                   4,500          3,750
                                            ------------   ------------

         Deferred
            Federal                                   --             --
            State                                     --             --
                                            ------------   ------------
         Total deferred provision                     --             --
                                            ------------   ------------

         Total income tax expense           $      4,500   $      3,750
                                            ============   ============


         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of September 30, 2003 and December 31, 2002, respectively;

                                               September 30,   December 31,
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

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

                          2004                     $   688,792
                          2005                         684,805
                          2006                         600,551
                          2007                         467,838
                          2008 and thereafter        2,485,196
                                                   -----------
                                                   $ 4,927,182
                                                   ===========

Consulting Agreement

         During the year ended December 31, 2002, the Company entered into a consulting agreement that stipulates that a fee of $1,500 becomes due, for each month the consultant is engaged, at the time the consultant successfully performs in obtaining certain financing for the Company. Accordingly, the Company will expense the entire amount upon the successful performance by the consultant. The total contingent liability for this obligation at September 30, 2003 was $16,500.

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement is a six-year agreement which expires in 2005.


NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2003 and December 31, 2002, approximately $28,000 and $27,000, respectively of the Company's cash on deposit with banks were in excess of the FDIC insured limits. Also, at September 30, 2003 and December 31, 2002, the Company has accounts and notes receivable from franchisees amounting to $380,891 and $295,900, respectively, net of an allowance for doubtful accounts of $311,261 and $233,200, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities

         The Company rents office space on a month-to-month basis from a law firm, of which a principal of the law firm is a shareholder and director of the Company. Total rent expense paid to the law firm amounted to $18,000 for each of the nine month periods ended September 30, 2003 and 2002, respectively.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of September 30, 2003, 554,700 options were unexercised and remain outstanding.

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

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of September 30, 2003, all 1,010,000 were unexercised and remain outstanding.

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

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. As of September 30, 2003, all 1,345,000 options were unexercised and remain outstanding.

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the nine months ended September 30, 2003 and 2002, respectively, the Company sold 4 and 4 new franchises, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of September 30, 2003 and December 31, 2002, respectively, the Company held 53 and 54 active franchised locations.

Market Areas

         During the nine months ended September 30, 2003 and 2002, respectively, the Company did not sell the rights to any new market areas.

NOTE 13 - Supplemental Cash Flow information

         Non-cash transactions recorded during the nine months ended September 30, 2003 and 2002, respectively, consisted of: (1) the recording of a provision for bad debts of $126,772 and $99,825, (2) the issuance of the Company's common stock during the 2003 period for services valued at $2,200, and (3) the recording of a depreciation and amortization of $3,350 and $4,193.


OVERVIEW
--------

     Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 300 Hempstead Turnpike, Suite 110, West Hempstead, NY 11552.


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


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2003 vs Three Months Ended September 30, 2002
------------------------------------------------------------------------------

     Revenue increased to $334,000 in the third quarter of 2003 from $276,000 in the third quarter of 2002, representing a 21% increase. The increase in overall revenue was attributed to 1) the sale of a Company owned store for $50,000 in 2003 as compared to no sales of Company owned stores in 2002 and 2) a 57 % increase in rental income due to an increase in tenants currently obligated under sub-lease agreements. These increases were offset primarily by a decrease in initial franchise sales from 2 franchises in 2002 to 1 franchise in 2003.

     Operating costs increased to $98,000 in the third quarter of 2003 from $91,000 in the third quarter of 2002, an 8% increase. As a percentage of revenue operating costs decreased to 29% from 33%. The overall increase was attributable to a 26% increase in rent paid on franchise locations offset by decrease in broker fees paid on initial franchise sales and in cost of equipment sold.

     Selling, general and administrative expenses increased to $193,000 in the third quarter of 2003 from $137,000 in the third quarter of 2002, representing a 41% increase. The overall increase was primarily attributable to: increases in bad debt expense of $30,000, professional fees of $15,000, and salaries of $5,500 offset by decreases in advertising of $3,000 and training expenses of $3,000. The increase in bad debt expense is due to the increase in aged accounts receivable requiring reserves. The increase in professional fees was due to primarily to increased legal fees in connection with franchise litigation. The decreases in advertising and training were due to lower expenditures during the third quarter of 2003.

Nine Months Ended September 30, 2003 vs Nine Months Ended September 30, 2002
----------------------------------------------------------------------------

     Revenue increased to $821,000 through the third quarter of 2003 from $709,000 through the third quarter of 2002, representing a 16% increase. The increase in revenue during the first nine months of 2003 was predominantly attributed to 1) an increase in rental income due to the increase number of tenants currently obligated under sub-lease agreements in 2003, 2) the sale of a Company-owned store for $50,000 in 2003 as compared to no sales of Company-owned stores in 2002 and 3) an increase in royalties as a result of an overall increase in franchises obligated to remit royalties under franchise agreements. The increases were offset by decreases in advertising revenue, initial franchise fee revenue and advertising revenue.

     Operating costs increased to $281,000 through the third quarter of 2003 from $239,000 during the same period of 2002, an 18% increase. As a percentage of revenue operating costs remained at 34% during the first nine months of 2003 and 2002 respectively. The overall increase is primarily attributable to an increase in rent paid for locations which the Company subleases. The increase was offset by decreases in advertising costs paid on behalf of franchises participating in the co-operative advertising program, and in the cost of equipment sales during the period.

     Selling, general and administrative expenses increased to $480,000 for the first nine months of 2003 from $401,000 during the first nine months of 2002, a 20% increase. This increase is primarily due to increases in professional fees of $48,000, bad debt expense of $27,000 and salaries of $21,000 offset by a decrease in consulting fees of $25,000. The increase in professional fees was attributable to an increase in costs incurred by the Company in preparing and filing with the Securities and Exchange Commission various forms including its annual Form 10-KSB, quarterly Form 10-QSB, and other miscellaneous filings and an increase in legal fees pertaining to franchise settlements and litigation. The increase in bad debt expense is due to the increase in aged receivables requiring reserves. The increase in salaries is primarily attributable to the hiring of an operations manager during 2002. The decrease in consulting fees was attributable to the expiration of a consulting agreement in 2002.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at September 30, 2003 was $391,000, compared to working capital of $404,000 at December 31, 2002. The ratio of current assets to current liabilities was 2.9:1 at September 30, 2003 and 3.3:1 at December 31, 2002. Cash flow provided by operations through the third quarter of each 2003 and 2002 was $55,000.

     Accounts receivable - trade, net of allowances, increased to $381,000 at September 30, 2003 from $296,000 at December 31, 2002.

     Accounts payable decreased to $76,000 at September 30, 2003 from $80,000 at December 31, 2002.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

    The Company has no lines of credit but is currently attempting to establish a line of credit.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 1 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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

Earnings Per Share

         Earnings per share ("EPS") has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when a loss from continuing operations exists. Accordingly, net income per common share assuming dilution is not presented for the year ending December 31, 2002.

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

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE
                        SARBANES-OXLEY ACT OF 2002 AND RULES 13A-14 AND 15D-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934

             Exhibit 32 CERTIFICATION OF PERIODIC FINANCIAL REPORT BY THE CHIEF
                        EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO TITLE 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                        SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         (b) Reports on Form 8-K
             None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TILDEN ASSOCIATES, INC.



Date:  November 19, 2003

                                               /s/ ROBERT BASKIND
                                               ---------------------------------
                                               Robert Baskind
                                               Chairman of the Board, President,
                                               and Chief Executive Officer