Form 10KSB
period 2003-12-31
TILDEN ASSOCIATES INC
filed 2004-04-14
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2003


                       Commission File Number: 0001027484


                             TILDEN ASSOCIATES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in Its Charter)


         DELAWARE                                           11-3343019
 ---------------------------------                     ----------------------
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                     Identification Number)


                             300 Hempstead Turnpike
                        West Hempstead, New York   11552
               ---------------------------------------------------
               (address of principal executive offices) (Zip Code)


       Registrant's Telephone Number, including area code: (516) 746-7911


    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE


      Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Each Class:
                    Common Stock (par value $.0005 per share)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year. $1,114,661.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $610,700 based upon the $0.10 average bid price of these shares on the NASDAQ Stock Market on April 13, 2004.

As of March 31, 2004, there were 11,385,903 outstanding shares of Common Stock, $.0005 par value per share.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 300 Hempstead Turnpike, West Hempstead, New York 11552.

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

In June of 1998 the Company entered into an agreement with Esther Muram to purchase B&E Auto Center, Inc. and several other associated corporations collectively known as the "Brake World Franchise System" ("Brake World"). In acquiring Brake World, the company acquired twenty-one (21) franchises, all of which were operating in the State of Florida. Such franchises performed brake servicing as their primary business with additional auto services on a very limited basis. Approximately six (6) of those franchises, at the time of the transaction, were engaged in litigation with Brake World, primarily relating to the non-payment of royalties. Five (5) of those litigations remain ongoing, of which two (2) are in the process of being settled by the Company. One of the litigations was resolved early on, which ultimately resulted in the closure of a franchise.

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

In January of 1999, the Company purchased from American Brake Service, Inc., thirteen (13) additional stores. In 1999 the Company's one (1) remaining Company store was sold to a franchisee. An additional store was bought from a franchisee in 1999, operated as a Company store for a brief period of time, and then sold to a new franchisee. There was also an additional store opened and then sold to a franchisee during 1999.

By the end of 1999, the Company had fifty six (56) franchises operating under its name, including: the seven (7) from S.G. Tilden Incorporated, from which the Company received no royalties, the fifteen (15) franchises in good standing acquired from Brake World now being operated under Tilden Brake World, Inc., the thirteen (13) franchises acquired from America Brake service, Inc., now being operated under Tilden ABS, Inc., three (3) company-owned stores that were sold to franchisees, and seventeen (17) additional new franchisees, making a total of fifty-five franchises and Company stores plus additional disputed franchises in litigation. All franchises do all forms of auto repairs, although the Brake World franchises and the American Brake service franchises initially focused primarily on brake and brake related repairs. At the end of 2000, the Company had fifty four (54) franchises.

2002 activity - open

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

                     REGULATORY REQUIREMENTS FOR FRANCHISING
                     ---------------------------------------

Franchising is both regulated by the Federal Trade Commission and many of the states. The Company believes it is in compliance with all the rules of the Federal Trade Commission and is registered in the following states to sell franchises: California, Florida, Indiana, Minnesota, New York, Rhode Island, and Virginia. There are approximately Thirty-five (35) States, which have no registration requirements.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's offices are located at 300 Hempstead Turnpike West Hempstead, New York 11552. The Company has a 10 year lease which commenced in October, 2003. The space is approximately 1,000 square feet. The space is sufficient for the Company's needs for the foreseeable future

In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchisees. As of December 31, 2003, the Company leased to its franchisees a total of six (6) sites.

ITEM 3.  LEGAL PROCEEDINGS

The Company has initiated several proceedings against franchisees in an effort to enforce the Franchise Agreements. In most of the lawsuits, the defaulting franchisee has interposed a counterclaim. None of the counterclaims involve a claim for damages in an amount, which the Company deems significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "TLDN.OB". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2003 and 2002. The quotations shown below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       2003                          HIGH           LOW
       ----                       ---------      ---------
FIRST QUARTER
Common Stock .................    $     .45      $     .02

SECOND QUARTER
Common Stock .................    $     .45      $     .06

THIRD QUARTER
Common Stock .................    $     .65      $     .16

FOURTH QUARTER
Common Stock .................    $     .36      $     .08

       2002                          HIGH           LOW
       ----                       ---------      ---------

FIRST QUARTER
Common Stock .................    $     .05      $     .02

SECOND QUARTER
Common Stock .................    $     .15      $     .02

THIRD QUARTER
Common Stock .................    $     .05      $     .01

FOURTH QUARTER
Common Stock .................    $     .02      $     .01


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

As of March 31, 2004, there were approximately 70 shareholders of record of the Company's common stock, excluding shares held in street name.

Equity Compensation Plan Information

                                 Number of          Weighted average         Number of Securities
                           Securities underlying    exercise price of      remaining available for
Plan Category               Outstanding options     outstanding options        future issuance
--------------------------------------------------------------------------------------------------
Equity compensation               3,612,000               $0.02                  10,001,700
plans not approved
by security holders


Recent Sales of Unregistered Securities

Options to purchase 1,275,000 shares of the Company's common stock were issued during the fourth quarter of year 2003.

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

RESULTS OF OPERATIONS
---------------------

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

         Revenue increased to $1,114,600 in the year 2003 from $1,028,000 in the year 2002, representing a 8% decrease. The increase in revenue during the year was predominately attributed to the sale of company a company owned location for $50,000 and an increase in rental income of $61,800 offset by a decrease in initial franchise acquisition fees of $40,000.

         Operating costs increased to $383,600 in 2003 from $343,400 in 2002, a 12% increase. The increase was primarily attributed to $70,100 of additional costs associated with the rent from realty corporations. These increases were offset by a decrease of $19,200 in advertising costs.

         Selling, general and administrative expenses increased to $706,000 in the year 2003 from $574,700 in the year 2002, a 23% increase. This increase is primarily due to increases in professional and consulting fees of $53,000 and $30,900, respectively. These increases were offset by a decrease in rent expense of $10,500. The decrease in rent expense was attributable to a change in the corporate headquarters office location and the absence of rent expense incurred from an abandoned location in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at December 31, 2003 was $403,300, compared to working capital of $404,000at December 31, 2002. The ratio of current assets to current liabilities was 3.35:1 at December 31, 2003 and 3.26:1 at December 31, 2002. Cash flow provided by operations for the year 2003 was $19,600, compared to cash flow provided by operations for the year 2002 of $94,700.

         Accounts and notes receivable increased to $402,500 at December 31, 2003 from $295,900 at December 31, 2002, while accounts payable and accrued expenses decreased to $45,500 at December 31, 2003 from $79,700 at December 31, 2002.

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

         The Company has approximately $403,300 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient for at least the next twelve (12) months of operations.

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

In overseeing the preparation of the Company's financial statements, the Audit Committee met with both management and the Company's outside auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with generally accepted accounting principals, and the Audit Committee discussed the statements with both management and the outside auditors. The Audit Committee's review included discussion with the outside auditors of matters required to be discussed pursuant to Statements on Auditing Standards No. 61 and 90 (Communication with Audit Committees)

With respect to the Company's outside auditors, the Audit Committee among other things, discussed with Goldstein & Ganz P.C. matters relating to its independence, including the written disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee).

On the basis of these reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

ITEM 7.  FINANCIAL STATEMENTS

The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Within the ninety-day period preceding the filing of this report, our management evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"),.

Limitations on the Effectiveness of Controls

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. We will conduct periodic evaluations of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

         Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission's requirements, the CEO and CFO conducted an evaluation of the Company's internal control over financial reporting (the "Internal Controls") to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.


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

                                    POSITIONS
NAME                       AGE      W/COMPANY                    DIRECTOR SINCE
-------------------------------------------------------------------------------
Robert Baskind             62       Chairman of the Board,            1996
                                    President, Chief Executive
                                    Officer

Marvin Kramer              70       Senior Vice-President of Law      1996
                                    and Finance, Director

Arthur Singer              36       Director                          1996

Jason Baskind              31       Director of Franchise             2003
                                    Development

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

Jason Baskind
Mr. Baskind joined the Company as Director of Franchise Development. Prior to joining the Company, he was working as an equities trader at On-Site Trading, Inc. He graduated from the University of Miami with a B.A. in Management. His previous experience includes working for Breslin Realty, which is a large real estate developer on Long Island in New York, as a site selector

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2003 through December 31, 2003, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2003, 2002 and 2001. No other executive officers received salary in excess of $100,000 in any such year.

SUMMARY COMPENSATION TABLE

                         YEAR       COMPENSATION    OPTIONS GRANTED
                         ----       ------------    ---------------
Robert Baskind           2003       $     90,000        600,000
                         2002                 --        600,000
                         2001       $     67,758        500,000


Aggregate Option Exercises in Last Fiscal Year and Year-End Options

                                                          Securities        Value of
                                                          Underlying        Unexercised
                                                          Unexercised       In-the-Money
                                  Shares                  Options at        Options at
                                 Acquired                 Year-end (#)      Year-end ($)
                                    On         Value      Exercisable/      Exercisable/
Name and Principal Position      Exercise     Realized    Unexercisable     Unexercisable
---------------------------      --------     --------    -------------     -------------
Robert Baskind,                     0            $0        1,700,000/0       $148,000/0
Chairman of the Board,
Chief Executive Officer
& President

                                       Option/SAR Grants in Last Fiscal Year

                                                   Individual Grants
                                 ------------------------------------------------------
                                   Number of securities        Percent of total options
                                 underlying options granted       granted to employees
                                 --------------------------      ----------------------
Robert Baskind                             600,000                          53%


Employment Agreements:

Employment agreements for the year 2002 existed for the following officers and key employees:

Robert Baskind: An agreement in the amount of $110,000. Due to the low level of working capital maintained during 2002 and 2001, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2002, the Company was liable for unpaid salary. It has been specifically agreed when and if the Company shall have sufficient earnings and cash flow, in the opinion of management, deferred amounts shall be paid. All unpaid salary was accrued and included in accrued expenses on the balance sheet at December 31, 2002. During 2001, the president agreed to forego his prior salary. Accordingly, the $35,000 of previously accrued salaries was reversed and the benefit included in the statement of operations. Additionally, during 2001, the president agreed to receive $67,758 as his total salary for the year. He is entitled to five percent (5)% increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, expires in 2010. In February of 2003, Mr. Baskind received 214,000 shares of the Company's common stock registered on Form S-8 in satisfaction of partial salary, other compensation and expenses owed to him by the Company. The market value of those shares when issued was $19,260.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2003, 554,700 were unexercised and remain outstanding.

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

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of December 31, 2003, all 1,010,000 were unexercised and remain outstanding.

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

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. As of December 31, 2003, all 1,345,000 were unexercised and remain outstanding.

Tilden Associates, Inc. 2003 Stock Option Plan

         In December 2003, the Company adopted the Tilden Associates, Inc. 2003 Option Plan ("the 2003 Plan"). Under the terms of the 2003 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

         During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of December 31, 2003, 1,265,000 were unexercised and remain outstanding.

The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2003 and 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

The following table sets forth, as of December 31, 2003: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

NAME AND                                 BENEFICIAL       PERCENT OF COMMON
ADDRESS                                  OWNERSHIP        STOCK OUTSTANDING
-------                                  ---------        -----------------
Robert Baskind                           5,065,600(1)            38.5%
300 Hempstead Turnpike
West Hempstead, NY   11552

Arthur Singer                              601,100(2)             5.2%
300 Hempstead Turnpike
West Hempstead, NY   11552

Jason Baskind                            1,430,000(3)            11.4%
300 Hempstead Turnpike
West Hempstead, NY   11552

Marvin Kramer                            1,615,800(4)            13.6%
300 Hempstead Turnpike
West Hempstead, NY   11552

Officers and Directors as a
group (4 Persons)                        8,712,500               58.6%

(1) Ownership includes 24,000 options imputed to him from his son Scott Baskind and 10,000 options from his brother Howard Baskind. Ownership includes 1,734,000 options.
(2)  Ownership includes 150,000 options.
(3)  Ownership includes 1,100,000 options.
(4)  Ownership includes 450,000 options.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Marvin E. Kramer & Associates, P.C. is the principal tenant of Suite 165 at premises 1325 Franklin Avenue, Garden City, New York 11530. The Registrant had sublet space used as the corporate offices within said suite from said Professional Corporation on a month-to-month basis at a monthly rent of $3,000 through May 2001 and $2,000 per month thereafter until October 2003, when the Company moved to its present location. For the year 2003 total rent paid amounted to $24,000.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Exhibits

         Exhibit  Description:
         -------  ------------
          3.1     Certificate of Incorporation of the Registrant (1)
          3.2     By-laws of the Registrant (1)
          4.1     Tilden Associates, Inc. incentive plan (1)
          4.2     Tilden Associates, Inc. 1998 stock option plan (1)
          4.3     Tilden Associates, Inc. 2001 stock option plan
          10.1    Consulting agreement with Tilden Huntington, Inc. (1)
          10.2    Employment agreement with the President Robert Baskind. (1)
          10.3    Deferred compensation letter for president Robert Baskind (1)
          10.4    Waiver of deferred compensation by president Robert
                  Baskind (2)
          21.1    Subsidiaries (2)
          23.1    Consent of independent accountants
          31.1    Certifications
          31.2    Certifications
          32.1    Certifications
          32.2    Certifications

          (1) Incorporated by reference to the Company's annual report on Form 10KSB for the fiscal year ended December 31, 2000.
          (2) Incorporated by reference to the Company's annual report on Form 10KSB for the fiscal year ended December 31, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2003 and 2002, there were no billings by Goldstein & Ganz, CPA's P.C. to the Company for Audit-Related Fees and Tax Fees. Additionally, they did not provide any services to the Company related to financial information systems design and implementation.

The aggregate fees billed by Goldstein & Ganz, CPA's P.C. to the Company for the years ended December 31, 2003 and 2002 are as follows:

                                               2003            2004
                                              -------         -------

       Audit Fees(1)                          $34,500         $43,240
       All Other Fees                             680              --
                                              -------         -------
       Total Fees for Services Provided       $35,180         $43,240
                                              =======         =======

(1) Audit services include (a) the annual audit (including required quarterly reviews), and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company's consolidated financial statements, and (b) services that only the independent auditor reasonably can provide, such as services associated with SEC registration statements, periodic reports and other documents filed with the SEC or related thereto.

During the fiscal year ended December 31, 2003, the Registrant did have an audit committee.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                           DECEMBER 31, 2003 AND 2002

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

Consolidated Statements of Operations                                   F-4

Consolidated Statements of Cash Flows                                   F-5

Consolidated Statements of Stockholders' Equity                         F-6

Notes to Consolidated Financial Statements                           F-7 - F-20


SUPPLEMENTAL INFORMATION:

    Independent Auditors' Report on Supplemental                        F-21
     Information

    Consolidated Statements of Selling, General
     and Administrative Expenses                                        F-22

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021
                             ----------------------
                                 (516) 487-0110
                            Facsimile (516) 487-2928


                                                Member of the American Institute
                                                of Certified Public Accountants,
                                                SEC Practice Section


                                                Member of The New York State
                                                Society of Certified Public
                                                Accountants


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Tilden Associates, Inc.
West Hempstead, New York

We have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                       Goldstein & Ganz, CPA's, P.C.

Great Neck, New York
April 5, 2004


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                             December 31,
                                                                         2003           2002
                                                                     ------------   ------------
Cash and cash equivalents                                            $    202,455   $    269,347
Accounts and notes receivable - net of allowance
 for doubtful accounts                                                    368,314        284,490
Prepaid expenses and other current assets                                   4,477         29,088
                                                                     ------------   ------------
    Total current assets                                                  575,246        582,925

Property and equipment, net of accumulated depreciation
 of $15,744 and $13,553, respectively                                      10,812          8,768
                                                                     ------------   ------------

Intangible assets, net                                                    572,611        575,443
Security deposits                                                          45,027         45,027
Accounts and notes receivable, net of current portion                      34,154         11,375
    Total other assets                                                    651,792        631,845
                                                                     ------------   ------------
    Total assets                                                     $  1,237,850   $  1,223,538
                                                                     ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                $     45,567   $     79,735
Deposits on franchise acquisitions                                         50,500          1,000
Income taxes payable                                                       18,690         16,150
Notes payable, current portion                                             57,183         81,986
                                                                     ------------   ------------
    Total current liabilities                                             171,940        178,871

Notes payable, net of current portion                                      17,469         74,658
Security deposits                                                          62,550         48,950
                                                                     ------------   ------------
    Total liabilities                                                     251,959        302,479
                                                                     ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
 11,425,903 and 9,955,903 shares issued at December 31,
 2003 and 2002, respectively                                                5,713          4,978
Additional paid-in capital                                              1,639,966      1,586,001
Retained earnings (accumulated deficit)                                  (639,788)      (649,920)
                                                                     ------------   ------------
                                                                        1,005,891        941,059
Less: treasury stock - 40,000 shares, stated at cost                      (20,000)       (20,000)
                                                                     ------------   ------------
    Total stockholders' equity                                            985,891        921,059
                                                                     ------------   ------------

    Total liabilities and stockholders' equity                       $  1,237,850   $  1,223,538
                                                                     ============   ============

                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                                    2003           2002
                                                                ------------   ------------
REVENUES
Royalty fees                                                    $    566,225   $    547,000
Sales of company owned locations                                      50,000             --
Initial franchise acquisition fees                                   127,500        167,500
Sale of equipment purchased for resale, net of refunds                 2,026         16,294
Advertising income                                                     5,821         24,685
Miscellaneous income                                                  50,801         22,031
Rental income                                                        312,288        250,531
                                                                ------------   ------------
    Total revenues                                                 1,114,661      1,028,041
                                                                ------------   ------------
COST OF OPERATIONS
Brokers Fees                                                          46,963         51,806
Franchise development fees                                            28,449         26,583
Purchase of equipment for resale                                       3,641         12,008
Advertising costs - cooperative                                        5,678         24,901
Rent from realty corporations                                        298,931        228,100
                                                                ------------   ------------
    Total cost of operations                                         383,662        343,398
                                                                ------------   ------------

Gross profit                                                         730,999        684,643
Selling, general and administrative expenses                         705,996        574,676
                                                                ------------   ------------
Income from operations before other income and
 expenses and provision for income taxes                              25,003        109,967
                                                                ------------   ------------
OTHER INCOME (EXPENSES)
Interest income                                                        1,952          4,532
Interest expense                                                     (10,823)       (15,316)
Loss on abandoned franchise                                                          (3,606)
                                                                ------------   ------------
    Total other income (expenses)                                     (8,871)       (14,390)
                                                                ------------   ------------

Income before provision for income taxes                              16,132         95,577
Provision for income taxes                                             6,000          4,350
                                                                ------------   ------------
Net income                                                      $     10,132   $     91,227
                                                                ============   ============

Per Share Data
Basic earnings per share                                        $       0.00   $       0.01
                                                                ============   ============
Diluted earnings per share                                      $       0.00   $       0.01
                                                                ============   ============

Weighted average shares outstanding                               10,907,410      9,799,396
                                                                ============   ============

                 See notes to consolidated financial statements


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                               2003           2002
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $     10,132   $     91,227
Adjustments to reconcile net income to net cash
provided by operating activities:
    Provision for bad debts                                     203,193        164,952
    Depreciation and amortization expense                         5,307          5,395
    Stock issued for services rendered                           52,560          3,036
    Stock issued for employee compensation                        2,140
    (Gain) loss on sale or abandonment of assets                     --          3,606
    Amortization of deferred income                                  --         (2,000)

Changes in operating assets and liabilities
    Accounts and notes receivable                              (309,796)      (105,079)
    Prepaid expenses and other current assets                    24,611         12,219
    Security deposit receivable                                      --         11,720
    Accounts payable and accrued expenses                       (34,168)       (24,779)
    Deposit on franchise acquisitions                            49,500        (75,000)
    Income taxes payable                                          2,540          3,650
    Security deposits payable                                    13,600          5,731
                                                           ------------   ------------
Net cash provided by (used for) operating activities             19,619         94,678
                                                           ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                        (4,235)            --
    Purchase of intangibles                                        (284)            --
                                                           ------------   ------------
Net cash provided by (used for) investing activities             (4,519)            --
                                                           ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payment of notes payable                                    (81,992)       (54,932)
                                                           ------------   ------------
Net cash provided by (used for) financing activities            (81,992)       (54,932)
                                                           ------------   ------------

Net increase (decrease) in cash and cash equivalents            (66,892)        39,746
Cash and cash equivalents - beginning                           269,347        229,601
                                                           ------------   ------------
Cash and cash equivalents - ending                         $    202,455   $    269,347
                                                           ============   ============

                See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      Common stock         Additional                      Treasury stock
                                ------------------------      Paid      Accumulated   ------------------------   Stockholders'
                                   Shares       Amount     In Capital     Deficit       Shares       Amount         Equity
                                -----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2001        9,550,903   $    4,775   $1,582,155   $ (741,147)      (40,000)   $  (20,000)   $  825,783

Issuance of stock for
 services rendered                  405,000          203        3,846                                                  4,049

Net income for the year
 ended December 31, 2002                                                    91,227                                    91,227
                                -----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2002        9,955,903        4,978    1,586,001     (649,920)      (40,000)      (20,000)      921,059
                                -----------   ----------   ----------   ----------    ----------    ----------    ----------
Issuance of stock for
 services rendered                1,256,000          628       51,932                                                 52,560

Issuance of stock for
 compensation to employee           214,000          107        2,033                                                  2,140

Net income for the year
 ended December 31, 2003                                                    10,132                                    10,132
                                -----------   ----------   ----------   ----------    ----------    ----------    ----------
Balance, December 31, 2003       11,425,903   $    5,713   $1,639,966   $ (639,788)      (40,000)   $  (20,000)   $  985,891
                                ===========   ==========   ==========   ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

Impact of New Accounting Standards (continued)

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 1 - Summary of Significant Accounting Policies (continued)

Accounts and Notes Receivable (continued)

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


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable at December 31, consisted of the following:

                                                                    2003           2002
                                                                ------------   ------------
         Trade receivables from franchisees                     $    630,910   $    469,969

         Installment loan maturing September 15,
          2006 bearing interest at 7.0% with
          monthly payments of $990                                    50,000         59,116
                                                                ------------   ------------

                                                                     680,910        529,085
         Less allowance for doubtful accounts                       (278,442)      (233,220)
                                                                ------------   ------------
                                                                     402,468        295,865
         Less current portion                                       (368,314)      (284,490)
                                                                ------------   ------------
         Non-current accounts and notes receivable              $     34,154   $     11,735
                                                                ============   ============

NOTE 3 - Property and Equipment

At December 31, property and equipment consisted of the following:

                                                                    2003           2002
                                                                ------------   ------------
         Machinery and shop equipment                           $      5,300   $      5,300
         Signage                                                       5,623          5,623
         Furniture                                                    10,913          6,678
         Leasehold Improvements                                        4,720          4,720
                                                                ------------   ------------
                                                                      26,556         22,321
         Less accumulated depreciation                               (15,744)       (13,553)
                                                                ------------   ------------
         Property and equipment, net
          of accumulated depreciation                           $     10,812   $      8,768
                                                                ============   ============

         Depreciation expense amounted to $2,189 and $2,270 for the years ended December 31, 2003 and 2002, respectively.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 4 - Intangible Assets

Intangible assets at December 31, consisted of the following:

                                                                    2003           2002
                                                                ------------   ------------
         Trademarks                                             $     28,183   $     28,183
         Franchise & market area rights                              746,657        746,657
         Organizational costs                                         11,325         11,041
                                                                ------------   ------------
                                                                     786,165        785,881
         Less accumulated amortization                              (213,554)      (210,438)
                                                                ------------   ------------
         Intangible assets, net of
           accumulated amortization                             $    572,611   $    575,443
                                                                ============   ============

         Amortization expense for the years ended December 31, 2003 and 2002 were $3,045 and $3,124, respectively.

NOTE 5 - Notes Payable

Notes payable at December 31, consisted of the following:

                                                                    2003           2002
                                                                ------------   ------------
         Bank loan bearing interest at 9.0%
           maturing March 2005                                  $     44,020   $     75,856

         Bank Term loan bearing interest at prime plus
           2.5% due October 2004                                      30,632         52,998

         Note payable bearing interest at 9.0%                            --         27,790
                                                                ------------   ------------
                                                                      74,652        156,644
         Less current portion                                        (57,183)       (81,986)
                                                                ------------   ------------
         Notes payable, net of current portion                  $     17,469   $     74,658
                                                                ============   ============

Maturities of notes payable for the next five years are as follows:

                                  2004           $     57,183
                                  2005                 17,469
                                                 ------------
                                                 $     74,652
                                                 ============

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 5 - Notes Payable (continued)

         During the third quarter of 2001, the Company's line of credit was discontinued. Previously, the Company's credit line was used primarily to finance the repurchase of market area rights. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 were modified to 36 equal monthly principal payments plus accrued interest. At December 31, 2003, the outstanding balance was approximately $31,000.

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense (benefit) consisted of the following for the years ended December 31;

                                                    2003           2002
                                                 ----------     ----------
         Current
            Federal                              $       --     $       --
            State                                     6,000          4,350
                                                 ----------     ----------
         Total current provision                      6,000          4,350

         Deferred
            Federal                                      --             --
                                                 ----------     ----------
            State                                        --             --
                                                 ----------     ----------
         Total deferred provision                        --             --
                                                 ----------     ----------

         Total income tax expense (benefit)      $    6,000     $    4,350
                                                 ==========     ==========

         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of December 31;

                                                    2003           2002
                                                 ----------     ----------
         Disallowed bad debt reserve             $   97,500     $   81,600
         Net operating loss carry forward           113,400        120,500
                                                 ----------     ----------
                                                    210,900        202,100
         Valuation allowance                       (210,900)      (202,100)
                                                 ----------     ----------
                                                 $       --     $       --
                                                 ==========     ==========

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 6 - Income Taxes (continued)

         The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes.

         Net operating loss carryovers of approximately $324,000 will expire in 2021.

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31 are as follows:

                 2004                           $   730,178
                 2005                               727,995
                 2006                               640,452
                 2007                               509,553
                 2008                               500,711
                 2009 and thereafter              1,034,880
                                                -----------
                                                $ 4,143,769
                                                ===========

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $90,000 during 2003. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2003 and 2002, approximately $15,000 and $27,000, respectively, of the Company's cash on deposit with banks were in excess of the FDIC insured limits. The Company has

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 8 - Concentration of Credit Risk (continued)

accounts and notes receivable from franchisees amounting to $402,500 and $295,900 in 2003 and 2002, respectively net of an allowance for doubtful accounts of $278,500 and $233,200 in 2003 and 2002, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities

         The Company rented office space on a month-to-month basis through September 2003, from a law firm, from which a principal of the law firm is a shareholder and director of the Company. Total rent expense paid to the law firm amounted to $18,000 in 2003 and $24,000 in 2002. The law firm also acts as the Company's general counsel and received $62,200 and $27,200 in legal fees in 2003 and 2002, respectively.

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 10 - Stock Options (continued)

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31, 2003, 554,700 were unexercised and remain outstanding.

Tilden Associates, Inc. 2001 Stock Option Plan

         In December 2001, the Company adopted the Tilden Associates, Inc. 2001 Stock Option Plan ("the 2001 Plan"). Under the terms of the 2001 Plan the Company has reserved 1,500,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 10 - Stock Options (continued)

Tilden Associates, Inc. 2001 Stock Option Plan (continued)

incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of December 31, 2003, 885,000 were unexercised and remain outstanding.

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 10 - Stock Options (continued)

Tilden Associates, Inc. 2002 Stock Option Plan (continued)

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of December 31, 2003, 885,000 options were unexercised and remain outstanding.

Tilden Associates, Inc. 2003 Stock Option Plan

         In December 2003, the Company adopted the Tilden Associates, Inc. 2003 Option Plan ("the 2003 Plan"). Under the terms of the 2003 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

         During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of December 31, 2003, 1,265,000 were unexercised and remain outstanding.

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2003 and 2002.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 11 - Consulting Agreements

         In May 1998 the Company entered into consulting agreements with three brokerage firms to provide public relations and other promotional services over a four-year period. In consideration for these services, the Company issued 750,000 non-restricted shares of its common stock. The fair value of these services is being amortized over the term of the contracts, resulting in current consulting expense of $18,179 for the year ended December 31, 2002. The contracts expired in May of 2002.

         During 2002, the Company entered into consulting agreements to provide public relations and other promotional services over a one-year period. In consideration for these services, the Company issued 405,000 shares of its common stock valued at $4,049. The fair value of these services is being amortized over the term of the contracts and resulted in a charge to consulting expense of $3,037 for the year ended December 31, 2002. Additionally, the agreement provides for other fees which are contingent upon the successful performance of the consultants.

         During 2003, the Company entered into two consulting agreements to provide public relations and other promotional services. In consideration for these services the Company issued 1,250,000 shares of its common stock valued at $52,500. The fair value of these services was charged to consulting expense.

NOTE 12 - Franchises and Market Area Activities

         During the years ending December 31, 2003 and 2002, the Company sold six and three new franchises, respectively. As of December 31, 2003 and 2002, the Company had 51 and 54 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

NOTE 13 - Supplemental Cash Flow information

         Total interest paid during the years ended December 31, 2003 and 2002, was $10,823 and $12,607, respectively. Total income taxes paid during the years ended December 31, 2003 and 2002, were $3,460 and $700 respectively.

         Non-cash transactions recorded during the years ended December 31, 2003 and 2002 consisted of: (1) the recording of a provision for bad debts of $203,192 and $164,952 respectively, (2) the issuance of the Company's common stock for services of $52,560 and $3,036, respectively and (3) the issuance of the Company's common stock for employee compensation of $2,140 in 2003.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2003 and 2002

NOTE 14 - Quarterly Results of Operations (Unaudited)

         Below is a summary of the quarterly results of operations for each quarter of 2003 and 2002:

   2003                             First       Second      Third       Fourth
                                 ---------    ---------   ---------   ---------
Revenues                         $ 230,596    $ 256,154   $ 334,269   $ 293,642
Gross profit                       135,748      168,610     236,107     190,534
Net income (loss)                     (907)      10,215      38,751     (37,927)
Basic and diluted income (loss)
 per common share                     0.00         0.00        0.00        0.00


   2002                             First       Second      Third       Fourth
                                 ---------    ---------   ---------   ---------
Revenues                         $ 199,751    $ 233,039   $ 275,837   $ 319,414
Gross profit                       137,522      147,436     184,944     214,741
Net income (loss)                    3,440       10,317      43,638      33,832
Basic and diluted income (loss)
 per common share                     0.00         0.00        0.00        0.00

                             GOLDSTEIN & GANZ, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                               98 CUTTERMILL ROAD
                           GREAT NECK, NEW YORK 11021
                             ----------------------
                                 (516) 487-0110
                            Facsimile (516) 487-2928


                                                Member of the American Institute
                                                of Certified Public Accountants,
                                                SEC Practice Section


                                                Member of The New York State
                                                Society of Certified Public
                                                Accountants

                           INDEPENDENT AUDITORS REPORT
                      ON SUPPLEMENTAL FINANCIAL INFORMATION


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Hempstead, New York

Our report on the audits of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2003 and 2002 appears on page 2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page 22, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for 2002 and 2001 and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Great Neck, New York                       Goldstein & Ganz, CPA's, PC
April 5, 2004

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                         Year Ended December 31,
                                           2003           2002
                                       ------------   ------------
Salaries and wages                     $    116,126   $    102,040
Officer's salary                             91,032         81,107
Payroll and other taxes                      19,123         16,908

Bad debt expense                            170,693        164,952
Professional fees                           124,321         71,005
Consulting                                   61,660         30,729
Settlements                                  15,500             --

Rent                                         22,200         32,728
Office expense                                8,394         14,646
Telephone expense                             8,345          9,358

Travel and entertainment                     17,730          4,511
Training                                      9,278          8,000
Automobile expense                            8,599          6,052

Fees and licenses                            13,559          8,513
Amortization expense                          3,045          3,124
Depreciation expense                          2,189          2,270

Advertising                                   3,340          9,792
Insurance                                     2,163          1,859
Miscellaneous expense                         8,699          7,082
                                       ------------   ------------
                                       $    705,996   $    574,676
                                       ============   ============

                 See notes to consolidated financial statements.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 14, 2004                   TILDEN ASSOCIATES, INC.


                                       By: /s/ ROBERT BASKIND
                                           -------------------------------------
                                           Robert Baskind
                                           President and
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                             Titles                       Date
----------                             ------                       ----

By: /s/ ROBERT BASKIND          Chairman of the Board,           April 14, 2004
    -------------------------   President, Chief Executive
    Robert Baskind              Officer (Principal Executive
                                and Financial Officer)

By: /s/ MARVIN E KRAMER         Director, Vice President         April 14, 2004
    -------------------------   Of Law & Finance
    Marvin E. Kramer