Form 10QSB
period 2004-03-31
TILDEN ASSOCIATES INC
filed 2004-05-24
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

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


                300 Hempstead Turnpike, West Hempstead, NY 11552
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 746-7911
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 2004 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                        Table of Contents for Form 10-QSB


                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

         Consolidated Balance Sheets at March 31, 2004 (unaudited)
         and December 31, 2003 (audited)                                     3

         Consolidated Statements of Income for the Three Month periods
         Ended March 31, 2004 and 2003 (unaudited)                           4

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2004 and 2003 (unaudited)             5

         Notes to Consolidated Financial Statements                     6 - 14

Item 2.         Management's Discussion and Analysis or
                Plan of Operation                                      15 - 16

Item 3.         Controls and Procedures                                     17

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                           17

Item 2.         Changes in Securities and Use of Proceeds                   17

Item 3.         Defaults Upon Senior Securities                             17

Item 4.         Submission of Matters to a Vote of Security Holders         17

Item 5.         Other Information                                           17

Item 6.         Exhibits and Reports on Form 8-K                            17


SIGNATURE                                                                   18

CERTIFICATION                                                          19 - 20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31, 2004     December 31, 2003
                                                                                  -----------------    -----------------
ASSETS                                                                               (Unaudited)           (Audited)
Current Assets
     Cash and cash equivalents                                                    $         193,235    $         202,455
     Accounts and notes receivables from franchisees, net of allowance $317,247
      and $278,442 at March 31, 2004 and December 31, of 2003, respectively                 409,657              368,314
     Prepaid expenses                                                                         3,077                4,477
                                                                                  -----------------    -----------------
                Total Current Assets                                                        605,969              575,246
                                                                                  -----------------    -----------------

Property, Plant and Equipment
     Property and equipment, net of accumulated depreciation of $16,166
     and $15,744 at March 31, 2004 and December 31, 2003, respectively                       10,390               10,812
                                                                                  -----------------    -----------------

Other Assets
     Accounts and notes receivable from franchisees, net of current portion                  34,154               34,154
     Security deposits                                                                       46,427               45,027
     Intangible assets, net                                                                 571,943              572,611
                                                                                  -----------------    -----------------
                Total Other Assets                                                          652,524              651,792
                                                                                  -----------------    -----------------

                Total Assets                                                      $       1,268,883    $       1,237,850
                                                                                  =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                                        $          64,519    $          45,567
     Deposits on franchise acquisitions                                                      93,000               50,500
     Deferred revenue                                                                         4,000                   --
     Income taxes payable, current                                                           15,640               18,690
     Notes payable, current portion                                                          45,695               57,183
                                                                                  -----------------    -----------------
                Total Current Liabilities                                                   222,854              171,940

Non-Current Liabilities
     Notes payable, net of current portion                                                       --               17,469
     Security deposits                                                                       66,550               62,550
                                                                                  -----------------    -----------------
                Total Liabilities                                                           289,404              251,959
                                                                                  -----------------    -----------------

Shareholders' Equity
     Common stock, $.0005 par value; 30,000,000 shares authorized,
        11,425,903 shares issued and outstanding at                                           5,713                5,713
        March 31, 2004 and December 31, 2003, respectively
     Additional paid - in capital                                                         1,639,966            1,639,966
     Retained earnings (accumulated deficit)                                               (646,200)            (639,788)
                                                                                  -----------------    -----------------
                                                                                            999,479            1,005,891
     Less: treasury stock - 40,000 shares, stated at cost                                   (20,000)             (20,000)
                                                                                  -----------------    -----------------
                Total Shareholders' Equity                                                  979,479              985,891
                                                                                  -----------------    -----------------
                Total Liabilities and Shareholders' Equity                        $       1,268,883    $       1,237,850
                                                                                  =================    =================

            See Notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
Revenues
    Royalty fees                                           $    153,894    $    141,255
    Initial franchise acquisition fees                           25,000          12,500
    Rental income from real estate rental                        72,606          70,981
    Sale of equipment purchased for resale                       11,600             220
    Advertising income                                            1,414           1,456
    Miscellaneous income                                          4,523           4,184
                                                           ------------    ------------
              Total Revenue                                     269,037         230,596
                                                           ------------    ------------
Cost of Operations
    Franchise development fees                                    8,775           6,373
    Broker's fees                                                 1,500             895
    Rent paid for real estate sublet                             76,270          84,916
    Cost of equipment for resale                                  9,100             385
    Advertising costs                                             2,050           2,279
                                                           ------------    ------------
              Total Operating Costs                              97,695          94,848
                                                           ------------    ------------

Gross Profit                                                    171,342         135,748

Selling, General and Administrative Expenses                    174,918         132,520
                                                           ------------    ------------
              Income from operations before other income
               (expenses) and provision for income taxes         (3,576)          3,228

Other Income (Expense)
    Interest income                                                 352             500
    Interest expense                                             (1,938)         (3,135)
                                                           ------------    ------------
              Total Other Income (Expenses)                      (1,586)         (2,635)
                                                           ------------    ------------

Income before provision for income  taxes                        (5,162)            593
Provision for income  taxes:
    Current                                                       1,250           1,500
    Deferred                                                         --              --
                                                           ------------    ------------
              Net Income (Loss)                            $     (6,412)   $       (907)
                                                           ============    ============

Per Share Data
    Basic and diluted net income (loss)                    $         --    $         --
                                                           ============    ============

Weighted Average Shares Outstanding                          11,425,903      10,056,125
                                                           ============    ============

           See notes to condensed consolidated financial statements.

                            TILDEN ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
Operating Activities
  Net income (loss)                                                                $     (6,412)   $       (907)
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization                                                         1,090           1,187
    Provision for bad debt                                                               55,206          24,493
    Common stock issued for services rendered                                                --           2,200

  Changes in operating assets and liabilities:
    Accounts and notes receivable from franchisees                                      (96,639)        (86,703)
    Prepaid expenses                                                                      1,400           1,013
    Security deposits receivable                                                         (1,400)
    Accounts payable and accrued expenses                                                18,952           9,821
    Deposits on franchise acquisitions                                                   42,500          24,500
    Deferred income                                                                       4,000
    Income taxes payable, current                                                        (3,050)          1,500
    Security deposits payable                                                             4,000              --
                                                                                   ------------    ------------
          Net Cash Provided by (Required for) Operating Activities                       19,737         (22,896)
                                                                                   ------------    ------------


Financing Activities
  Repayment for notes payable                                                           (28,957)         (7,024)
                                                                                   ------------    ------------
          Net Cash Provided by (Required for) Financing Activities                      (28,957)         (7,024)
                                                                                   ------------    ------------

Net increase (decrease) in Cash                                                          (9,220)        (29,920)
Cash and cash equivalents, beginning of period                                          202,455         269,347
                                                                                   ------------    ------------

Cash and cash equivalents, end of period                                           $    193,235    $    239,427
                                                                                   ============    ============


Supplemental Cash Flow Information:
  Interest paid                                                                    $      1,938    $      2,518
                                                                                   ============    ============
  Income taxes paid                                                                $      4,300    $         --
                                                                                   ============    ============

            See notes to condensed consolidated financial statements.

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable at March 31, 2004 and December 31, 2003, respectively, consisted of the following:

                                                    March 31,     December 31,
                                                      2004           2003
                                                   -----------    -----------
Trade receivables from franchisees                 $   711,058    $   630,910

Installment loans due between December 31,
2003 and August 1, 2008 with varying
interest rates between 7.0% and 10.0%                   50,000         50,000
                                                   -----------    -----------

                                                       761,058        680,910
Less allowance for doubtful accounts                  (317,247)      (278,442)
                                                   -----------    -----------
                                                       443,811        402,468
Less current portion                                  (409,657)      (368,314)
                                                   -----------    -----------
Non-current accounts and notes receivable          $    34,154    $    34,154
                                                   ===========    ===========

NOTE 3 - Property and Equipment

         At March 31, 2004 and December 31, 2003, respectively, property and equipment consisted of the following:

                                                    March 31,     December 31,
                                                      2004           2003
                                                   -----------    -----------

Machinery and shop equipment                       $     5,300    $     5,300
Signage                                                  5,623          5,623
Furniture                                               10,913         10,913
Leasehold Improvements                                   4,720          4,720
                                                   -----------    -----------
                                                        26,556         26,556
Less accumulated depreciation                          (16,166)       (15,744)
                                                   -----------    -----------
Property and equipment, net
   of accumulated depreciation                     $    10,390    $    10,812
                                                   ===========    ===========

NOTE 4 - Intangible Assets

         Intangible assets at March 31, 2004 and December 31, 2003, respectively, consisted of the following:

                                                  September 30,   December 31,
                                                      2003           2003
                                                   -----------    -----------

Trademarks                                         $    28,183    $    28,183
Franchise & market area rights                         746,657        746,657
Organizational costs                                    11,041         11,041
                                                   -----------    -----------
                                                       786,065        786,065
Less accumulated amortization                         (214,222)      (213,554)
                                                   -----------    -----------
Intangible assets, net of
   accumulated amortization                        $   571,943    $   572,611
                                                   ===========    ===========

NOTE 5 - Notes Payable

         Notes payable at September 30, 2003 and December 31, 2002, respectively, consisted of the following:

                                                       March 31,    December 31,
                                                         2004          2003
                                                      -----------   -----------
Bank loan bearing interest at 9.0%
maturing March 2005                                   $    35,655   $    44,020

Term loan bearing interest at prime plus
2.5% due October 2004                                      10,040        30,632
                                                      -----------   -----------
                                                           45,695        74,652
Less current portion                                           --       (57,183)
                                                      -----------   -----------
Notes payable, net of current portion                 $    45,695   $    17,469
                                                      ===========   ===========

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following for the nine months ended March 31, 2004 and 2003, respectively; March 31,

                                                            2004         2003
                                                        ----------    ----------
Current
   Federal                                              $       --    $       --
   State                                                     1,250         1,500
                                                        ----------    ----------
Total current provision                                      1,250         1,500
                                                        ----------    ----------
Deferred
   Federal                                                      --            --

   State                                                        --            --
                                                        ----------    ----------
Total deferred provision                                        --            --
                                                        ----------    ----------
Total income tax expense                                $    1,250    $    1,500
                                                        ==========    ==========

         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of March 31, 2004 and December 31, 2003, respectively;

                                    March 31,   December 31,
                                       2004        2003
                                   -----------  -----------

Disallowed bad debt reserve        $   111,100  $    97,500
Net operating loss carry forward       113,400      113,400
                                   -----------  -----------
                                       224,500      210,900
Valuation allowance                   (224,500)    (210,900)
                                   -----------  -----------
                                   $        --  $        --
                                   ===========  ===========

         The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes.

         Net operating loss carryovers are approximately $324,000 as of March 31 and will expire in 2021.

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

                          2004                     $   547,634
                          2005                         727,995
                          2006                         640,452
                          2007                         509,553
                          2008                         500,711
                          2009 and thereafter        1,034,880
                                                    ----------
                                                    $3,961,225
                                                    ==========

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $90,000 during 2004. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2004 there were no balances which exceeded the federally insured limits. At December 31, 2003, approximately $15,000 of the Company's cash on deposit with banks was in excess of the FDIC insured limits. Also, at March 31, 2004 and December 31, 2003, the Company has accounts and notes receivable from franchisees amounting to $443,811 and $402,500, respectively, net of an allowance for doubtful accounts of $317,247 and $278,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities

          The Company rented office space on a month-to-month basis through September 2003, from a law firm, from which a principal of the law firm is a shareholder and director of the Company. Total rent paid to the law firm amounted to $2,000 per month in 2003. The law firm also acts as the Company's general counsel and received $3,000 in 2004.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of March 31, 2004, 554,700 options were unexercised and remain outstanding.

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

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of March 31, 2004, 885,000 were unexercised and remain outstanding.

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

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of March 31, 2004, 885,000 options were unexercised and remain outstanding.

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

         During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of March 31, 2004, 1,265,000 were unexercised and remain outstanding.

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the three months ended March 31, 2004 and 2003, respectively.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the three months ended March 31, 2004 and 2003, respectively, the Company sold 1 new franchise each year. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of March 31, 2004, the Company held 51 active franchised locations.

Market Areas

         During the three months ended March 31, 2004 and 2003, respectively, the Company did not sell the rights to any new market areas.

NOTE 13 - Supplemental Cash Flow information

         Non-cash transactions recorded during the three months ended March 31, 2004, consisted of: (1) the recording of a provision for bad debts of $55,296, and (2) the recording of a depreciation and amortization of $1,090.

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

OVERVIEW
--------

         Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 300 Hempstead Turnpike, West Hempstead, New York, 11552.


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2004 vs Three Months Ended March 31, 2003
----------------------------------------------------------------------

         Revenue increased to $269,000 in the first quarter of 2004 from $231,000 in the first quarter of 2003, representing a 16% increase. The increase in overall revenue was primarily attributed to 1) a 9% increase in royalty fees reflecting an overall increase in franchisees, 2) an increase in new franchise sales revenue to $25,000 in 2004 from $12,500 in 2003 and 3) an $11,000 increase in equipment sales in 2004 as the Company executed an equipment sale to a new franchisee during the first quarter of 2004.

         Operating costs increased to $98,000 in the first quarter of 2004 from $95,000 in the first quarter of 2003, a 3% increase. As a percentage of revenue, operating costs decreased to 36% from 41%. The overall increase was primarily attributable to 1) an increase in cost of equipment sold of $8,700 in 2004 reflecting the cost of a sale of equipment to a new franchisee in 2004 and 2) an increase in market area developer fees paid reflecting the increase in new franchises opened under market area agreements. These increases were offset by a decrease in the cost of rent paid on sublease in 2004 from 2003, attributable to a write of pre-paid rent incurred during the first quarter 2003.

         Selling, general and administrative expenses increased to $175,000 in the first quarter of 2004 from $133,000 in the first quarter of 2003, representing a 32% increase. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to: increases in bad debt expense, of $31,000 and professional fees of $7,000. The increase in bad debt expense was primarily attributable to a $20,000 settlement received in 2003 on a reserved receivable recorded as a reduction of bad debt expense during the first quarter of 2003. Excluding the effect of the $20,000 settlement in 2003, bad debt expense increased by $11,000 reflecting an increase in the reserve for bad debt recorded during the first quarter, 2004. The increase in professional fees was primarily due to increased legal and auditing fees incurred relating to the Company's compliance with the Sarbanes-Oxley Act of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at March 31, 2004 was $383,000, compared to working capital of $403,000 at December 31, 2003. The ratio of current assets to current liabilities was 2.7:1 at March 31, 2004 and 3.3:1 at December 31, 2003. Cash flow provided by operations during the first quarter of 2004 was $20,000 compared to cash flow required for operations through the first quarter of 2003, of $23,000.

         Accounts receivable - trade, net of allowances, increased to $444,000 at March 31, 2004 from $402,000 at December 31, 2003.

         Accounts payable increased to $65,000 at March 31, 2004 from $46,000 at December 31, 2003.

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

                                              TILDEN ASSOCIATES, INC.



Date:  May 24, 2004

                                              /s/ ROBERT BASKIND
                                              ----------------------------------
                                              Robert Baskind
                                              Chairman of the Board, President,
                                              and Chief Executive Officer