Form 10QSB
period 2004-06-30
TILDEN ASSOCIATES INC
filed 2004-08-23
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2004 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ] No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

        Consolidated Balance Sheets at June 30, 2004 (unaudited)
        and December 31, 2003 (audited)                                       3

        Consolidated Statements of Income for the Three
        Month periods Ended June 30, 2004 and 2003
        (unaudited)                                                           4

        Consolidated Statements of Cash Flows for the Three
        Month Periods Ended June 30, 2004 and 2003 (unaudited)                5


Item 2.         Management's Discussion and Analysis or
                  Plan of Operation                                          15

Item 3.         Controls and Procedures                                      17

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                            17

Item 2.         Changes in Securities and Use of Proceeds                    17

Item 3.         Defaults Upon Senior Securities                              17

Item 4.         Submission of Matters to a Vote of Security Holders          17

Item 5.         Other Information                                            17

Item 6.         Exhibits and Reports on Form 8-K                             17


SIGNATURE                                                                    18

CERTIFICATION                                                                19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                TILDEN ASSOCIATES, INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2004      December 31, 2003
                                                                                 -----------------    -----------------
ASSETS                                                                              (Unaudited)           (Audited)
Current Assets
    Cash and cash equivalents                                                    $         179,403    $         202,455
    Accounts and notes receivables from franchisees, net of allowance $355,175
     and $278,442 at June 30, 2004 and December 31, of 2003, respectively                  408,192              368,314
    Advances to Oilmatic Franchising Corp.                                                  76,696
    Prepaid expenses                                                                        45,276                4,477
                                                                                 -----------------    -----------------
           Total Current Assets                                                            709,567              575,246
                                                                                 -----------------    -----------------

Property, Plant and Equipment
    Property and equipment, net of accumulated depreciation of $16,435
    and $15,744 at June 30, 2004 and December 31, 2003, respectively                        10,121               10,812
                                                                                 -----------------    -----------------

Other Assets
    Accounts and notes receivable from franchisees, net of current portion                 125,162               34,154
    Security deposits                                                                       50,427               45,027
    Intangible assets, net                                                                 571,113              572,611
                                                                                 -----------------    -----------------
           Total Other Assets                                                              746,702              651,792
                                                                                 -----------------    -----------------

           Total Assets                                                          $       1,466,390    $       1,237,850
                                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued expenses                                        $         102,631    $          45,567
    Deposits on franchise acquisitions                                                      87,000               50,500
    Deferred revenue                                                                         4,000                   --
    Income taxes payable, current                                                           16,890               18,690
    Notes payable, current portion                                                          48,251               57,183
                                                                                 -----------------    -----------------
           Total Current Liabilities                                                       258,772              171,940

Non-Current Liabilities
    Notes payable, net of current portion                                                    5,783               17,469
    Security deposits                                                                       66,550               62,550
                                                                                 -----------------    -----------------
           Total Liabilities                                                               331,105              251,959
                                                                                 -----------------    -----------------

Shareholders' Equity
    Common stock, $.0005 par value; 30,000,000 shares authorized,
      11,425,903 shares issued and outstanding at                                            5,713                5,713
      June 30, 2004 and December 31, 2003, respectively
    Additional paid - in capital                                                         1,639,966            1,639,966
    Retained earnings (accumulated deficit)                                               (490,394)            (639,788)
                                                                                 -----------------    -----------------
                                                                                         1,155,285            1,005,891
    Less: treasury stock - 40,000 shares, stated at cost                                   (20,000)             (20,000)
                                                                                 -----------------    -----------------
           Total Shareholders' Equity                                                    1,135,285              985,891
                                                                                 -----------------    -----------------
           Total Liabilities and Shareholders' Equity                            $       1,466,390    $       1,237,850
                                                                                 =================    =================

            See notes to condensed consolidated financial statements.

                                                   TILDEN ASSOCIATES, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)

                                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                                ----------------------------    ----------------------------
                                                                    2004            2003            2004            2003
                                                                ------------    ------------    ------------    ------------
Revenues
    Initial franchise acquisition fees                          $     50,000    $     40,000    $     75,000    $     52,500
    Royalty fees                                                     150,675         143,967         304,569         285,222
    Market Area Sales                                                 60,000                          60,000
    Sales from operations of company stores                           19,156                          19,156
    Sale of equipment purchased for resale                             7,741              --          19,341              --
    Sale of Company owned locations                                  165,000                         165,000
    Advertising income                                                 1,413           1,457           2,827           2,913
    Rental income from realty rental                                  74,046          66,161         146,652         137,142
    Miscellaneous income                                               3,049           4,569           7,572           8,973
                                                                ------------    ------------    ------------    ------------
        Total  Revenue                                               531,080         256,154         800,117         486,750
                                                                ------------    ------------    ------------    ------------

Cost of Operations
    Broker's fees                                                     36,000          15,726          37,500          16,621
    Cost of locations purchased for resale                            63,000                          63,000
    Franchise development fees                                         8,889           6,058          17,663          12,431
    Cost of operation of company owned store                           4,060                           4,060
    Cost of equipment for resale                                       4,300              --          13,400             385
    Advertising costs                                                     --             971           2,051           3,250
    Rent paid on realty sublet                                        69,129          64,789         145,399         149,705
                                                                ------------    ------------    ------------    ------------
        Total Operating Costs                                        185,378          87,544         283,073         182,392
                                                                ------------    ------------    ------------    ------------

Gross Profit                                                         345,702         168,610         517,044         304,358
Selling, general and administrative expenses                         173,123         154,494         348,041         287,014
                                                                ------------    ------------    ------------    ------------

        Income (loss) from operations before other
           income and expenses and provision for income taxes        172,579          14,116         169,003          17,344

Other Income (Expense)
    Interest income                                                    1,119             499           1,471             999
    Interest expense                                                 (16,642)         (2,900)        (18,580)         (6,035)
                                                                ------------    ------------    ------------    ------------
        Total other income (expenses)                                (15,523)         (2,401)        (17,109)         (5,036)
                                                                ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes                      157,056          11,715         151,894          12,308
Provision for income taxes
    Current                                                            1,250           1,500           2,500           3,000
    Deferred                                                              --              --              --              --
                                                                ------------    ------------    ------------    ------------
        Net Income                                              $    155,806    $     10,215    $    149,394    $      9,308
                                                                ============    ============    ============    ============
Per Share Data
    Basic and diluted net income                                        0.01            0.00            0.01            0.00
                                                                ============    ============    ============    ============
Weighted Average Shares Outstanding
    Basic and diluted                                              9,955,903      10,175,903       9,955,903      10,116,345
                                                                ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                                     TILDEN ASSOCIATES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                       Six Months Ended June 30,
                                                                     ----------------------------
                                                                         2004            2003
                                                                     ------------    ------------
Operating Activities
  Net income                                                         $    149,394    $      9,308
  Adjustmens to reconcile net income to net cash used
    for operating activities:
       Depreciation and amortization                                        2,189           2,374
       Provision for bad debt                                              82,436          56,672
       Common stock issued for services rendered                               --           2,200

  Changes in operating assets and liabilities
       Accounts and notes receivable                                     (213,322)       (119,764)
       Advances to Oilmatic                                               (76,696)             --
       Prepaid expenses                                                   (40,799)          1,011
       Security deposits                                                   (5,400)             --
       Accounts payable and accrued expenses                               57,064          19,582
       Deposits on franchise acquisitions                                  36,500          29,500
       Income taxes payable                                                (1,800)          3,000
       Deferred income                                                      4,000              --
       Security deposits                                                    4,000              --
                                                                     ------------    ------------

  Net Cash Provided by (Required for) Operating Activities                 (2,434)          3,883
                                                                     ------------    ------------



Financing Activities
       Repayment of notes payable                                         (20,618)        (25,503)
                                                                     ------------    ------------
          Net Cash Provided by (Required for) Financing Activities        (20,618)        (25,503)
                                                                     ------------    ------------
              Net increase (decrease) in Cash                             (23,052)        (21,620)
Cash and cash equivalents at beginning of the period                      202,455         269,347
                                                                     ------------    ------------

 Cash and cash equivalents at end of the period                      $    179,403    $    247,727
                                                                     ============    ============



Supplemental Cash Flow Information:
  Interest paid                                                      $     18,580    $      7,913
  Income taxes paid                                                  $         --    $         --

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

Intangible Assets

Franchise rights and trademarks

         The capitalized cost of franchise rights and trademarks are amortized over their expected period of benefit on a straight-line basis, generally 10 to 20 years for franchise rights and 20 years for trademarks. Organizational costs are amortized.

         Presently, the Company owns the trademarks "Tilden for Brakes Car Care Centers", "Brakeworld", The Brake Shop" and "American Brake Service".

Goodwill

Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. Goodwill is tested for impairment annually or under certain circumstances, and written off when determined to be impaired.

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

Reclassifications

         Certain amounts in the 2003 financial statements were reclassified to conform to the 2004 presentation.

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                        June 30,      December 31,
                                                          2004            2003
                                                      ------------    ------------
         Trade receivables from franchisees           $    838,529    $    630,910

         Installment loans due between December 31,
         2003 and August 1, 2008 with varying
         interest rates between 7.0% and 10.0%              50,000          50,000
                                                      ------------    ------------
                                                           888,529         680,910
         Less allowance for doubtful accounts             (355,175)       (278,442)
                                                      ------------    ------------
                                                           533,354         402,468
         Less current portion                             (408,192)       (368,314)
                                                      ------------    ------------
         Non-current accounts and notes receivable    $    125,162    $     34,154
                                                      ============    ============


NOTE 3 - Property and Equipment

         Property and equipment consisted of the following:

                                                   June 30,      December 31,
                                                     2004            2003
                                                 ------------    ------------

         Machinery and shop equipment                   5,300    $      5,300
         Signage                                        5,623           5,623
         Furniture                                     10,913          10,913
         Leasehold Improvements                         4,720           4,720
                                                 ------------    ------------
                                                       26,556          26,556
         Less accumulated depreciation                (16,435)        (15,744)
                                                 ------------    ------------
         Property and equipment, net
            of accumulated depreciation          $     10,121    $     10,812
                                                 ============    ============

NOTE 4 - Intangible Assets

         Intangible assets consisted of the following:

                                                   June 30,      December 31,
                                                     2004            2003
                                                 ------------    ------------

         Trademarks                              $     28,183    $     28,183
         Franchise & market area rights               746,657         746,657
         Organizational costs                          11,325          11,325
                                                 ------------    ------------
                                                      786,165         786,165
         Less accumulated amortization               (215,052)       (213,554)
                                                 ------------    ------------
         Intangible assets, net of
            accumulated amortization             $    571,113    $    572,611
                                                 ============    ============

NOTE 5 - Notes Payable

         Notes payable consisted of the following:

                                                     June 30,       December 31,
                                                       2004            2003
                                                   ------------    ------------
         Bank loan bearing interest at 9.0%
         maturing March 2005                       $     27,085    $     44,020

         Bank loan with varying rates of
         interest maturing March 2005                    19,449          30,632

         Note payable bearing interest at 28%
         maturing June 2007                               7,500              --
                                                   ------------    ------------
                                                         54,034          74,652
         Less current portion                           (48,251)        (57,183)
                                                   ------------    ------------
         Notes payable, net of current portion     $      5,783    $     17,469
                                                   ============    ============


NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                        June 30,
                                                -----------------------
                                                   2004         2003
                                                ----------   ----------
         Current
            Federal                             $       --   $       --
            State                                    2,500        3,000
                                                ----------   ----------
         Total current provision                     2,500        3,000
                                                ----------   ----------

         Deferred
            Federal--                                   --           --
            State                                       --           --
                                                ----------   ----------
         Total deferred provision                       --           --
                                                ----------   ----------

         Total income tax expense               $    2,500   $    3,000
                                                ==========   ==========


         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of disallowed bad debt reserve and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

         The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes.

         Net operating loss carryovers are approximately $324,000 as of December 31, 2003 and will expire in 2021.

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

                      2004                     $   547,634
                      2005                         727,995
                      2006                         640,452
                      2007                         509,553
                      2008                         500,711
                      2009 and thereafter        1,034,880
                                               -----------
                                               $ 3,961,225
                                               ===========

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


NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2004 there were no balances, which exceeded the federally insured limits. At December 31, 2003, approximately $15,000 of the Company's cash on deposit with banks was in excess of the FDIC insured limits. Also, at June 30, 2004 and December 31, 2003, the Company had accounts and notes receivable from franchisees of approximately $533,400 and $402,500, respectively, net of an allowance for doubtful accounts of approximately $355,100 and $278,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.


NOTE 9 - Related Party Transactions

Office facilities

          The Company rented office space on a month-to-month basis through September 2003, from a law firm, from which a principal of the law firm is a shareholder and director of the Company. Total rent paid to the law firm amounted to $2,000 per month in 2003. The law firm also acts as the Company's general counsel and received $3,000 for legal services in 2004.

Franchise Facilities

         During the second quarter of 2004,several locations for franchise facilities were identified by the Company and available to be purchased. Due to its limited resources and its inability to borrow sufficient funds without the personal guarantee of certain officers, the Company was unable to purchase these facilities. Certain officers and directors of the Company, collectively acquired these facilities and leased them to the Company when franchisees became available. The lease payments made by the Company are considered to be at fair market value and are equal to the rent charged to the franchisees occupying each facility.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of June 30, 2004, 554,700 options were unexercised and remain outstanding.

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

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of June 30, 2004, 885,000 were unexercised and remain outstanding.

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

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of June 30, 2004, 885,000 options were unexercised and remain outstanding.

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

         During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of June 30, 2004, 1,265,000 were unexercised and remain outstanding.

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the three months ended June 30, 2004 and 2003, respectively.

NOTE 11 - Advances to Oilmatic Franchising Corp.

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the company (Oilmatic), was formed for the purpose of the sale of franchises for the system developed by Oilmatic International, LLC. Concurrent with the formation of Oilmatic, it commenced a private offering for a minimum of $250,000 up to $1,000,000 for up to 3,000,000 shares of its common stock (23% of Oilmatic). Thru June 30, 2004, the Company advanced $76,696 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the three months ended June 30, 2004 and 2003, respectively, the Company sold 1 new franchise each year. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of June 30, 2004, the Company held 51 active franchised locations.

Market Areas

         During the six months ended June 30, 2004 the Company sold the rights to develop 1 new market area.

NOTE 13 - Supplemental Cash Flow information

Non-cash transactions recorded during the six months ended June 30, 2004, consisted of: (1) the recording of a provision for bad debts of $82,436, and (2) the recording of a depreciation and amortization of $2,189.

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2004 vs Three Months Ended June 30, 2003
--------------------------------------------------------------------

         Revenue increased to approximately $531,000 in the second quarter of 2004 from approximately $256,000 in the second quarter of 2003, representing a 107% increase. The increase in overall revenue was primarily attributed to an increase in the sale of company owned locations, rental income and market area sales of approximately $165,000, $69,000 and $60,000, respectively. These increases were offset by a decrease in miscellaneous income of approximately $63,000.

         Operating costs increased to approximately $185,000 in the second quarter of 2004 from approximately $88,000 in the second quarter of 2003, representing a 112% increase. As a percentage of revenue, operating costs were 35% for both of the periods reported. The overall increase was primarily attributable to an increase in costs of locations purchased for resale and broker fees of approximately $63,000 and $20,000, respectively. They were also associated with the costs to operate a company owned store, purchase of equipment for resale and rent from realty corporations of approximately $4,000 each and franchise development fees of approximately $3,000. These increases were not offset by any significant decreases.

         Selling, general and administrative expenses increased to approximately $173,000 in the second quarter of 2004 from approximately $155,000 in the second quarter of 2003, representing a 12% increase. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to increases in bad debt expense, travel and entertainment and insurance of approximately $30,000, $6,000 and $3,000, respectively. The increase in bad debt expense was primarily attributable to a settlement received in 2003 for a receivable reserved in 2002. Accordingly, such receipts were recorded as a reduction of bad debt expense during the first quarter of 2003. Excluding the effect of the settlement in 2003, bad debt expense increased by $10,000 reflecting an increase in the reserve for bad debt recorded during the second quarter of 2004. These increases have been offset by decreases in professional fees, settlement costs and rent of approximately $25,000, $4,000 and $2,000, respectively. The decreases in professional fees coincides with the decreases in settlement costs and is a direct result of the Company not pursuing litigation with franchisees in breach of contract. The decrease in rent is a result of relocation of the Company's corporate offices.

Six Months Ended June 30, 2004 vs Six Months Ended June 30, 2003
----------------------------------------------------------------

         Revenue increased to approximately $800,000 through the second quarter of 2004 from approximately $487,000 in the second quarter of 2003, representing a 64% increase. The increase in overall revenue was primarily attributed to an increase in the sale of company owned locations and initial franchise fees of approximately $165,000 and $23,000, respectively. They were also associated with an increase in royalties, the sales from operations of company stores and equipment sales all of approximately $19,000 each and rental income of approximately $10,000. These increases were not offset by any significant decreases.

         Operating costs increased to approximately $283,000 through the second quarter of 2004 from approximately $182,000 through the second quarter of 2003, representing a 56% increase. As a percentage of revenue, operating costs decreased to 35% from 37%. The overall increase was attributable to an increase in costs of locations purchased for resale of, broker fees, purchase of equipment for resale, franchise development fees and costs associated with the operations of company owned stores of approximately $63,000, $21,000, $13,000, $5,000 and $4,000, respectively. These increases were offset by decreases in rent from realty corporations and advertising of approximately $4,000 and $1,000, respectively.

         Selling, general and administrative expenses increased to approximately $348,000 through the second quarter of 2004 from approximately $287,000 through the second quarter of 2003, representing a 21% increase. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to increases in bad debt expense, travel and entertainment and insurance of approximately $61,000, $11,000 and $4,000, respectively. The increase in bad debt expense was primarily attributable to a settlement received in 2003 for a receivable reserved in 2002. Accordingly, such receipts were recorded as a reduction of bad debt expense during the first quarter of 2003. Excluding the effect of the settlement in 2003, bad debt expense increased by $41,000 reflecting an increase in the reserve for bad debt recorded during the second quarter of 2004. The increase in travel and entertainment reflects additional costs the Company incurred for franchise development and the increase in insurance relates to the costs associated with the operations of new locations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at June 30, 2004 was approximately $451,000, compared to working capital of approximately $403,000 at December 31, 2003. The ratio of current assets to current liabilities was 2.7:1 at June 30, 2004 and 3.3:1 at December 31, 2003. Cash flow required for operations through the second quarter of 2004 was approximately $2,000 compared to the cash flow provided by operations through the second quarter of 2003 of approximately $4,000.

         Accounts receivable - trade, net of allowances, increased to approximately $533,000 at June 30, 2004 from approximately $402,000 at December 31, 2003.

         Accounts payable increased to approximately $103,000 at June 30, 2004 from approximately $46,000 at December 31, 2003.

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

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 31 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

                 32 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

         (b)     Reports on Form 8-K None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TILDEN ASSOCIATES, INC.

Date: August 23, 2004

                                            /s/ ROBERT BASKIND
                                            ------------------------------------
                                            Robert Baskind
                                            Chairman of the Board, President,
                                            and Chief Executive Officer