Form 10QSB
period 2004-09-30
TILDEN ASSOCIATES INC
filed 2004-11-22
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 2004 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets at September 30, 2004 (unaudited)
          and December 31, 2003 (audited)                                      3

          Consolidated Statements of Income for the Three Month and Nine
          Month Periods Ended September 30, 2004 and 2003 (unaudited)          4

          Consolidated Statements of Cash Flows for the Nine Month
          Periods Ended September 30, 2004 and 2003 (unaudited)                5

          Notes to Condensed Consolidated Financial Statements            6 - 14

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                              15 - 16

Item 3    Controls and Procedures                                             17

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   18

Item 2.   Unregistered sale of equity securities and use of proceeds          18

Item 3.   Defaults Upon Senior Securities                                     18

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 5.   Other Information                                                   18

Item 6.   Exhibits and Reports on Form 8-K                                    18


SIGNATURE                                                                     19

CERTIFICATION                                                                 20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        September       December
                                                                                        30, 2004        31, 2003
                                                                                      ------------    ------------
ASSETS                                                                                 (Unaudited)      (Audited)
Current Assets
      Cash and cash equivalents                                                       $    241,081    $    202,455
      Accounts and notes receivables from franchisees, net of allowance of $383,160
       and $278,442 at September 30, 2004 and December 31, of 2003, respectively           381,220         368,314
      Advances to Oilmatic Franchising Corp.                                                79,258              --
      Prepaid expenses                                                                      45,152           4,477
                                                                                      ------------    ------------
                  Total Current Assets                                                     746,711         575,246
                                                                                      ------------    ------------

Property, Plant and Equipment
      Property and equipment, net of accumulated depreciation of $16,857
      and $15,744 at September 30, 2004 and December 31, 2003, respectively                  9,699          10,812
                                                                                      ------------    ------------

Other Assets
      Accounts and notes receivable from franchisees, net of current portion                71,899          34,154
      Security deposits                                                                     50,427          45,027
      Intangible assets, net                                                               570,490         572,611
                                                                                      ------------    ------------
                  Total Other Assets                                                       692,816         651,792
                                                                                      ------------    ------------

                  Total Assets                                                        $  1,449,226    $  1,237,850
                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued expenses                                           $    119,447    $     45,567
      Deposits on franchise acquisitions                                                    73,505          50,500
      Deferred revenue                                                                       4,000              --
      Income taxes payable, current                                                         18,140          18,690
      Notes payable, current portion                                                        33,295          57,183
                                                                                      ------------    ------------
                  Total Current Liabilities                                                248,387         171,940

Non-Current Liabilities
      Notes payable, net of current portion                                                  5,783          17,469
      Security deposits                                                                     66,550          62,550
                                                                                      ------------    ------------
                  Total Liabilities                                                        320,720         251,959
                                                                                      ------------    ------------

Shareholders' Equity
      Common stock, $.0005 par value; 30,000,000 shares authorized,
         11,425,903 shares issued and outstanding at September
         30, 2004 and December 31, 2003, respectively                                        5,713           5,713
      Additional paid - in capital                                                       1,639,966       1,639,966
      Retained earnings (accumulated deficit)                                             (497,173)       (639,788)
                                                                                      ------------    ------------
                                                                                         1,148,506       1,005,891
      Less: treasury stock - 40,000 shares, stated at cost                                 (20,000)        (20,000)
                                                                                      ------------    ------------
                  Total Shareholders' Equity                                             1,128,506         985,891
                                                                                      ------------    ------------
                  Total Liabilities and Shareholders' Equity                          $  1,449,226    $  1,237,850
                                                                                      ============    ============

            See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ----------------------------    ----------------------------
                                                             2004            2003            2004            2003
                                                         ------------    ------------    ------------    ------------
Revenues
      Initial franchise acquisition fees                                 $     25,000    $     75,000    $     77,500
      Royalty fees                                       $    153,942         145,301         458,511         430,523
      Market Area Sales                                            --              --          60,000              --
      Sales from operations of company stores                  28,221              --          47,377              --
      Sale of equipment purchased for resale                    5,990           2,026          25,331           2,026
      Sale of Company owned locations                              --          50,000         165,000          50,000
      Advertising income                                        1,414           1,456           4,241           4,369
      Rental income from realty rental                         81,398         102,537         228,050         239,679
      Miscellaneous income                                      5,617           7,949          13,189          16,922
                                                         ------------    ------------    ------------    ------------
           Total Revenue                                      276,582         334,269       1,076,699         821,019
                                                         ------------    ------------    ------------    ------------

Cost of Operations
      Broker's fees                                            14,500          12,842          52,000          29,463
      Cost of locations purchased for resale                       --              --          63,000              --
      Franchise development fees                               19,519           9,035          37,182          21,466
      Cost of operation of company owned stores                16,013              --          20,073              --
      Cost of equipment for resale                              4,628           3,256          18,028           3,641
      Advertising costs                                           510           2,427           2,561           5,677
      Rent paid on realty sublet                               76,620          70,602         222,019         220,307
                                                         ------------    ------------    ------------    ------------
           Total Operating Costs                              131,790          98,162         414,863         280,554
                                                         ------------    ------------    ------------    ------------

Gross Profit                                                  144,792         236,107         661,836         540,465
Selling, General and Administrative Expenses                  150,697         192,910         498,738         479,924
                                                         ------------    ------------    ------------    ------------

           Income (loss) before other income (expense)
              and provision for income taxes                   (5,905)         43,197         163,098          60,541

Other Income (Expense)
      Interest income                                           1,732             490           3,203           1,489
      Interest expense                                         (1,356)         (3,436)        (19,936)         (9,471)
                                                         ------------    ------------    ------------    ------------
           Total other income (expenses)                          376          (2,946)        (16,733)         (7,982)
                                                         ------------    ------------    ------------    ------------

Income (Loss) Before Provision for Income Taxes                (5,529)         40,251         146,365          52,559
Provision for Income Taxes                                      1,250           1,500           3,750           4,500
                                                         ------------    ------------    ------------    ------------
           Net Income                                    $     (6,779)   $     38,751    $    142,615    $     48,059
                                                         ============    ============    ============    ============
Per Share Data:
      Basic and diluted net income                       $       0.00    $       0.00    $       0.01    $       0.00
                                                         ============    ============    ============    ============
Weighted Average Shares Outstanding:
      Basic and diluted                                    11,425,903      10,175,903      11,425,903      10,136,416
                                                         ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                            TILDEN ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2004            2003
                                                                    ------------    ------------
Operating Activities
  Net income                                                        $    142,615    $     48,059
  Adjustmens to reconcile net income to net cash used
  for operating activities:
     Depreciation and amortization                                         3,234           3,335
     Provision for bad debt                                               57,204         126,772
     Common stock issued for services rendered                                --           2,200
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                      (107,854)       (211,799)
     Advances to Oilmatic                                                (79,258)         16,011
     Prepaid expense                                                     (40,675)             --
     Security deposits                                                    (5,400)             --
     Accounts payable and accrued expenses                                73,879          (3,764)
     Deposits on franchise acquisitions                                   23,005          49,500
     Deferred revenue                                                      4,000           6,200
     Income taxes payable                                                   (550)          4,500
     Security deposits                                                     4,000          13,600
                                                                    ------------    ------------
         Net Cash Provided by Operating Activities                        74,200          54,614
                                                                    ------------    ------------

Financing Activities
     Repayment of notes payable                                          (35,574)        (67,680)
                                                                    ------------    ------------
         Net Cash (Required for) Financing Activities                    (35,574)        (67,680)
                                                                    ------------    ------------
            Net increase (decrease) in Cash                               38,626         (13,066)
 Cash and cash equivalents at beginning of the period                    202,455         269,347
                                                                    ------------    ------------

 Cash and cash equivalent at end of the period                      $    241,081    $    256,281
                                                                    ============    ============

Supplemental Cash Flow Information:
  Interest paid                                                     $     19,936    $      9,471
                                                                    ============    ============
  Income taxes paid                                                 $      4,300    $         --
                                                                    ============    ============

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


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


NOTE 2 - Accounts and Notes Receivable

      Accounts and notes receivable consisted of the following:

                                                   September 30,   December 31,
                                                       2004            2003
                                                   ------------    ------------

      Trade receivables from franchisees           $    748,533    $    630,910

      Installment loans due between December 31,
      2003 and May 4, 2009 with varying
      interest rates between 7.0% and 10.0%              87,746          50,000
                                                   ------------    ------------
                                                        836,279         680,910
      Less allowance for doubtful accounts             (383,160)       (278,442)
                                                   ------------    ------------
                                                        453,119         402,468
      Less current portion                             (381,220)       (368,314)
                                                   ------------    ------------
      Non-current accounts and notes receivable    $     71,899    $     34,154
                                                   ============    ============

NOTE 3 - Property and Equipment

      Property and equipment consisted of the following:

                                                 September 30,   December 31,
                                                     2004            2003
                                                 ------------    ------------

      Machinery and shop equipment                      5,300    $      5,300
      Signage                                           5,623           5,623
      Furniture                                        10,913          10,913
      Leasehold Improvements                            4,720           4,720
                                                 ------------    ------------
                                                       26,556          26,556
      Less accumulated depreciation                   (16,857)        (15,744)
                                                 ------------    ------------
      Property and equipment, net
         of accumulated depreciation             $      9,699    $     10,812
                                                 ============    ============

NOTE 4 - Intangible Assets

      Intangible assets consisted of the following:

                                                 September 30,   December 31,
                                                     2004            2003
                                                 ------------    ------------

      Trademarks                                 $     28,183    $     28,183
      Franchise and market area rights                746,657         746,657
      Organizational costs                             11,325          11,325
                                                 ------------    ------------
                                                      786,165         786,165
      Less accumulated amortization                  (215,675)       (213,554)
                                                 ------------    ------------
      Intangible assets, net of
         accumulated amortization                $    570,490    $    572,611
                                                 ============    ============

NOTE 5 - Notes Payable

      Notes payable consisted of the following:

                                                 September 30,   December 31,
                                                     2004            2003
                                                 ------------    ------------
      Bank loan bearing interest at 9.0%
      maturing March 2005                        $     18,321    $     44,020

      Bank loan with varying rates of
      interest maturing March 2005                     13,857          30,632

      Note payable bearing interest at 28%
      maturing September 2007                           6,900              --
                                                 ------------    ------------
                                                       39,078          74,652
      Less current portion                            (33,295)        (57,183)
                                                 ------------    ------------
      Notes payable, net of current portion      $      5,783    $     17,469
                                                 ============    ============

NOTE 6 - Income Taxes

      Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

      Consolidated income tax expense consisted of the following:

                                                        September 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------
      Current
         Federal                                 $         --   $         --
         State                                          3,750          4,500
                                                 ------------   ------------
      Total current provision                           3,750          4,500
                                                 ------------   ------------

      Deferred
         Federal                                           --             --
         State                                             --             --
                                                 ------------   ------------
      Total deferred provision                             --             --
                                                 ------------   ------------
      Total income tax expense                   $      3,750   $      4,500
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
                                               -----------
                                               $ 3,961,225
                                               ===========

Employment Agreements

      The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $90,000 during 2004. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions

Consulting Agreement

      During 2003, the Company entered into two consulting agreements to provide public relations and other promotional services. In consideration for these services the Company issued 1,250,000 shares of its common stock valued at $52,500. The fair value of these services was charged to consulting expense. The Company believes that the terms of one of these agreements has not been fulfilled and have requested for the return of 600,000 shares of common stock. If successful, the Company will reverse $25,200 of consulting expense and intends to hold the shares returned as treasury shares.

NOTE 8 - Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2004 there were no balances, which exceeded the federally insured limits. At December 31, 2003, approximately $15,000 of the Company's cash on deposit with banks was in excess of the FDIC insured limits. Also, at September 30, 2004 and December 31, 2003, the Company had accounts and notes receivable from franchisees of approximately $453,100 and $402,500, respectively, net of an allowance for doubtful accounts of approximately $383,200 and $278,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities

       The Company rented office space on a month-to-month basis through September 2003, from a law firm, from which a principal of the law firm is a shareholder and director of the Company. Total rent paid to the law firm amounted to $2,000 per month in 2003. The law firm also acts as the Company's general counsel and received $28,000 for legal services in 2004.

Franchise Facilities

      During the second quarter of 2004, several locations for franchise facilities were identified by the Company and available to be purchased. Due to its limited resources and its inability to borrow sufficient funds without the personal guarantee of certain officers, the Company was unable to purchase these facilities. Certain officers and directors of the Company, collectively acquired these facilities and leased them to the Company when franchisees became available. Management believes that the lease payments made by the Company to these officers and directors are at fair market value and are approximately equal to the rent charged to the franchisees occupying each facility.

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

      During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock under the 1998 Plan at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of September 30, 2004, 554,700 options were unexercised and remain outstanding.

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

      During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of September 30, 2004, 885,000 were unexercised and remain outstanding.

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

      During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of September 30, 2004, 885,000 options were unexercised and remain outstanding.

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

      During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of September 30, 2004, 1,265,000 were unexercised and remain outstanding.

      The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 11 - Advances to Oilmatic Franchising Corp.

      On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. Concurrent with the formation of Oilmatic, it commenced a private offering for a minimum of $250,000 up to $1,000,000 for up to 3,000,000 shares of its common stock (23% of Oilmatic). Through September 30, 2004, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations.

NOTE 12 - Franchises and Market Area Activities

Franchises

      During the nine months ended September 30, 2004 and 2003, the Company sold three and four new franchises during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of September 30, 2004, the Company held 50 active franchised locations.

Market Areas

      During the nine months ended September 30, 2004 the Company sold the rights to develop 1 new market area.

NOTE 13 - Supplemental Cash Flow information

Non-cash transactions recorded during the nine months ended September 30, 2004, consisted of: (1) the recording of a provision for bad debts of $174,936, and
(2) the recording of a depreciation and amortization of $3,234.

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2004 vs Three Months Ended September 30, 2003
------------------------------------------------------------------------------

      Revenue decreased to approximately $277,000 in the third quarter of 2004 from approximately $334,000 in the third quarter of 2003, representing a 17% decrease. The decrease in overall revenue was primarily attributed to a decrease in the sale of company owned locations, initial franchise fee revenue, and rental income of approximately $50,000, $25,000 and $21,000, respectively. These decreases were offset by increases in revenue from operation of company owned store and royalty income of approximately $28,000 and $9,000, respectively.

      Operating costs increased to approximately $132,000 in the third quarter of 2004 from approximately $98,000 in the third quarter of 2003, representing a 35% increase. As a percentage of revenue, operating costs were 48% and 29%, respectively for the periods reported. The overall increase was primarily attributable to increases in costs of operations of company owned stores, franchise development fees and rent paid on realty sublets of approximately $16,000, $10,000 and $6,000, respectively. These increases were not offset by any significant decreases.

      Selling, general and administrative expenses decreased to approximately $151,000 in the third quarter of 2004 from approximately $193,000 in the third quarter of 2003, representing a 22% decrease. The changes in the composition of selling, general and administrative expenses during the third quarter were predominately attributed to decreases in professional fees, bad debt expense and rent of approximately $23,000, $13,000 and $3,000, respectively. The decrease in professional fees was primarily a result of decreased costs relating to pursuit of litigation with franchisees in breach of contract. The decrease in bad debt expense was attributable to a reduction in the amount of accounts receivable write-offs during the third quarter in 2004. The decrease in rent is a result of relocation of the Company's corporate offices. These decreases have been offset by an increase in travel and entertainment of $4,000. The increase in travel and entertainment is primarily attributable to the Company's increased sales activity in states outside of the New York metropolitan area, where the Company is based.

Nine Months Ended September 30, 2004 vs Nine Months Ended September 30, 2003
----------------------------------------------------------------------------

      Revenue increased to approximately $1,077,000 through the third quarter of 2004 from approximately $821,000 through the third quarter of 2003, representing a 31% increase. The increase in overall revenue was primarily attributable to increases in the sale of company owned locations, market area sales, sales from Company owned store, and royalties of approximately $115,000, $60,000, $47,000 and $28,000, respectively. These increases were partially offset by a decrease in rental income of $12,000.

      Operating costs increased to approximately $415,000 through the third quarter of 2004 from approximately $281,000 through the third quarter of 2003, representing a 48% increase. As a percentage of revenue, operating costs increased to 39% from 34%. The overall increase was attributable to an increase in costs of locations purchased for resale of, broker fees, costs associated with the operations of Company owned stores, franchise development fees and purchase of equipment for resale of approximately $63,000, $23,000, $20,000, $16,000 and $14,000, respectively. These increases were not offset by any significant decreases.

      Selling, general and administrative expenses increased to approximately $499,000 through the third quarter of 2004 from approximately $480,000 through the third quarter of 2003, representing a 4% increase. The changes in the composition of selling, general and administrative expenses through the third quarter were predominately attributed to increases in bad debt expense, travel and entertainment, and insurance of approximately $48,000, $15,000 and $5,000, respectively. The increase in bad debt expense was primarily attributable to the reserve against notes receivables accepted in connection with sales of Company owned locations in 2004 partially offset by a settlement received in 2003 for a receivable reserved in 2002. Accordingly, such receipts were recorded as a reduction of bad debt expense during the first quarter of 2003. The increase in travel and entertainment reflects additional costs the Company incurred for franchise development and the increase in insurance relates to the costs associated with the operations of new locations.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital at September 30, 2004 was approximately $498,000, compared to working capital of approximately $403,000 at December 31, 2003. The ratio of current assets to current liabilities was 3.0:1 at September 30, 2004 and 3.3:1 at December 31, 2003. Cash flow provided by operations through the third quarter of 2004 was approximately $74,000 compared to the cash flow provided by operations through the third quarter of 2003 of approximately $55,000.

      Accounts receivable - trade, net of allowances, increased to approximately $453,000 at September 30, 2004 from approximately $402,000 at December 31, 2003.

      Accounts payable increased to approximately $119,000 at September 30, 2004 from approximately $46,000 at December 31, 2003.

      Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

      The Company has no lines of credit but is currently attempting to establish a line of credit.

CRITICAL ACCOUNTING POLICIES
----------------------------

      Our significant accounting policies are described in Note 1 to the condensed consolidated financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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


ITEM 3.  CONTROLS AND PROCEDURES

      The Company carried out an evaluation, under the supervision and with the participation of management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure, controls and procedures (as defined in Rules 13a-15(e) and 15d-1 5(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) that is required to be included in the Company's periodic SEC reports. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Unregistered sale of equity securities and use of proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K

      (a)   Exhibits
            31. Certification of Chief Executive Officer and Acting Chief
                Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

            32. Certification of Chief Executive Officer and Acting Chief
                Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TILDEN ASSOCIATES, INC.



Date:  November 22, 2004

                                               /s/ ROBERT BASKIND
                                               ---------------------------------
                                               Robert Baskind
                                               Chairman of the Board, President,
                                               Chief Executive Officer and
                                               Acting Chief Financial Officer