Form 10KSB
period 2004-12-31
TILDEN ASSOCIATES INC
filed 2005-04-15
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2004

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

                             300 Hempstead Turnpike
                         West Hempstead, New York 11552
               (address of principal executive offices) (Zip Code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year was $1,350,225.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $250,404 based upon the $0.04 average bid price of these shares on the NASDAQ Stock Market on April 5, 2005.

As of March 31, 2005, there were 11,425,903 outstanding shares of Common Stock, $.0005 par value per share.

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

     In addition to the Company's primary business, which is selling franchises and collecting royalties there from, the Company also has a wholly owned subsidiary, Tilden Equipment Corp., which sells shop equipment for auto repair shops. To date, Tilden Equipment Corp. sales have been limited to the Company's franchise locations and Company stores. The Company hopes, in the future, to market the equipment to third parties.

     In addition, the Company owns a number of realty corporations, which corporations are obligated on leases for one or more of the Company's franchise locations.

                     REGULATORY REQUIREMENTS FOR FRANCHISING
                             ----------------------

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2003. The space is approximately 1,600 square feet. The space is sufficient for the Company's needs for the foreseeable future

     In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2004, the Company owned and leased to its franchises a total of eight (8) sites.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "TLDN.OB". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2004 and 2003. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                     2004                HIGH        LOW
          -------------------------   ---------   ---------
          FIRST QUARTER
          Common Stock                  $ .12       $ .07

          SECOND QUARTER
          Common Stock                  $ .11       $ .07

          THIRD QUARTER
          Common Stock                  $ .08       $ .04

          FOURTH QUARTER
          Common Stock                  $ .07       $ .04

                     2003                HIGH        LOW
          -------------------------   ---------   ---------
          FIRST QUARTER
          Common Stock                  $ .45       $ .02

          SECOND QUARTER
          Common Stock                  $ .45       $ .06

          THIRD QUARTER
          Common Stock                  $ .65       $ .16

          FOURTH QUARTER
          Common Stock                  $ .36       $ .08

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

As of December 31, 2004, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

    Plan category          Number of       Weighted average      Number of
                        securities to be   exercise price of     securities
                          issued upon         outstanding        remaining
                          exercise of      options, warrants   available for
                          outstanding         and rights      future issuance
                       options, warrants
                           and rights
                              (a)                 (b)               (c)
Equity compensation
plans approved by
security holders               -                   -                 -
                       ------------------ ------------------  ----------------
Equity compensation
plans not approved
by security holders        4,767,000             $0.02           13,401,700
                       ------------------ ------------------  ----------------
Total                      4,767,000             $0.02           13,401,700
                       ================== ==================  ================


Recent Sales of Unregistered Securities

     Options to purchase 1,300,000 shares of the Company's common stock were issued during the fourth quarter of year 2004.


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

RESULTS OF OPERATIONS
---------------------

Fiscal 2004 Compared to Fiscal 2003
-----------------------------------

     Revenue increased to $1,350,225 in the year 2004 from $1,114,661 in the year 2003, representing a 21% increase. The increase in revenue during the year was primarily attributed to the increase in sales of company owned locations, market area sales and royalties of $165,000, $60,000 and $42,071, respectively. These increases were offset by a decrease in initial franchise acquisition fees and miscellaneous income of $27,500 and $35,191, respectively.

     Operating costs increased to $445,775 in 2004 from $383,662 in 2003, a 16% increase. The increase was primarily attributed to additional costs associated with operations purchased for resale, an increase in franchise development fees and losses on operations of company owned locations of $63,000, $19,423 and $18,592, respectively. These increases were offset by a decrease of $39,699 in rent from realty corporations.

     Selling, general and administrative expenses decreased to $666,816 in the year 2004 from $705,996 in the year 2003, a 6% decrease. This decrease is primarily due to decreases in professional and consulting fees of $47,583 and $56,560, respectively. These decreases were offset by increases in bad debt expense and travel and entertainment of $42,924 and $22,905, respectively. The increases in bad debt expense and travel and entertainment were attributable to the write-down of accounts receivable and franchise development efforts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at December 31, 2004 was $587,021, compared to working capital of $403,306 at December 31, 2003. The ratio of current assets to current liabilities was 3.90:1 at December 31, 2004 and 3.35:1 at December 31, 2003. Cash flow provided by operations for the year 2004 was $105,371, compared to cash flow provided by operations for the year 2003 of $19,619.

     Cash and accounts and notes receivable increased to $755,175 at December 31, 2004 from $604,923 at December 31, 2003, while accounts payable and accrued expenses decreased to $70,539 at December 31, 2004 from $45,567 at December 31, 2003.

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

     The Company has $587,021 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

     In addition, several franchisees are significantly in arrears in the payment of royalties. Management, however, has addressed these arrearages and resolutions are negotiated with the franchisees on an individual-by-individual basis.

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

     The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under its charter. The Audit Committee met two times during the 2004 fiscal year.

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

     On the basis of these reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

     The response to this item follows Item 13, and is hereby incorporated herein.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 8a. CONTROLS AND PROCEDURES

     Within the ninety-day period preceding the filing of this report, our management and Audit Committee evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-KSB and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as well as the Audit Committee and out Independent Accountants.

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

                             POSITIONS
NAME                  AGE    W/ COMPANY                         DIRECTOR SINCE
--------------------------------------------------------------------------------
Robert Baskind        63     Chairman of the Board, Chief            1996
                             Executive Officer

Marvin Kramer         71     Senior Vice-President of Law and        1996
                             Finance, Director

Arthur Singer         37     Director                                1996

Jason Baskind         32     Director of Franchise Development       2003

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

     Jason Baskind joined the Company as Director of Franchise Development. Prior to joining the Company, he was working as an equities trader at On-Site Trading, Inc. He graduated from the University of Miami with a B.A. in Management. His previous experience includes working for Breslin Realty, which is a large real estate developer on Long Island in New York, as a site selector.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2004 through December 31, 2004, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2004, 2003, 2002 and 2001. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table

                         YEAR        COMPENSATION        OPTIONS GRANTED
                     ------------------------------------------------------
Robert Baskind           2004        $100,000               600,000
                         2003        $ 90,000               600,000
                         2002             -                 600,000


       Aggregate Option Exercises in Last Fiscal Year and Year-End Options
--------------------------------------------------------------------------------
                                                   Securities        Value of
                                                   Underlying      Unexercised
                                                  Unexercised      In-the-Money
                                                   Options at       Options at
                          Share                   Year-end (#)     Year-end ($)
     Name and          Acquired On    Value       Exercisable/     Exercisable/
Principal Position       Exercise    Realized    Unexercisable    Unexercisable
--------------------------------------------------------------------------------
Robert Baskind,             0           $0       2,300,000 / 0     $63,000 / $0
Chairman of the
Board, Chief
Executive Officer

                              Option/SAR Grants in Last Fiscal Year

                                        Individual Grants
                           ---------------------------------------------
                            Number of securities      Percent of total
                             underlying options      options granted to
                                   granted                employees
                           ----------------------  ---------------------
        Robert Baskind             600,000                   53%


Employment Agreements:

     An employment agreement for the year 2004 existed for the following officer and key employee:

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

     As of December 31, 2004, 17,000 options with an exercise price of $.50 per share were unexercised and remain outstanding.

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

     During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. As of December 31, 2004, 850,000 were unexercised and remain outstanding.

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

     During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.01. As of December 31, 2004, 1,300,000 were unexercised and remain outstanding.

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

     During 2003, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of December 31, 2004, all 1,300,000 were unexercised and remain outstanding.

Tilden Associates, Inc. 2004 Stock Option Plan

     In December 2004, the Company adopted the Tilden Associates, Inc. 2004 Option Plan ("the 2004 Plan"). Under the terms of the 2004 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.05. As of December 31, 2004, all 1,300,000 were unexercised and remain outstanding.

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

NAME AND                                BENEFICIAL         PERCENT OF COMMON
ADDRESS                                 OWNERSHIP          STOCK OUTSTANDING
--------------------------------------------------------------------------------
Robert Baskind                          7,561,600(1)             49.3%
300 Hempstead Turnpike
West Hempstead, NY 11552

Arthur Singer                           2,391,900(2)             19.6%
300 Hempstead Turnpike
West Hempstead, NY 11552

Jason Baskind                           7,561,600(3)             49.3%
300 Hempstead Turnpike
West Hempstead, NY 11552

Marvin Kramer                           2,391,900(4)             19.6%
300 Hempstead Turnpike
West Hempstead, NY 11552

Joe Montefusco                            360,000(5)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Nancy Montefusco                          300,000(5)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Dan Montefusco                             41,450(5)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Mary Montefusco                             1,450(5)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Pat-Anthony Montefusco                      1,450(5)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Jean Tilden                               466,320(6)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Robert Tilden                             249,740(6)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Stephen Tilden                             50,000(6)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Virginia Tilden                            50,000(6)                *
300 Hempstead Turnpike
West Hempstead, NY 11552

Officers and Directors as a             9,953,500               61.8%
group (4 Persons)
--------------------------------------------------------------------------------
*    Less than 5%

(1) Ownership includes 3,331,600 shares of the Company's common stock and 2,300,000 options in his own name as well as 330,000 shares of the Company's common stock and 1,600,000 options imputed to him from his son Jason Baskind.
(2) Ownership includes 451,100 shares of the Company's common stock and 175,000 options in his own name as well as 1,165,800 shares of the Company's common stock and 600,00 options imputed to him from his father-in-law Marvin Kramer.
(3) Ownership includes 330,000 shares of the Company's common stock and 1,600,000 options in his own name as well as 3,331,600 shares of the Company's common stock and 2,300,000 options imputed to him from his father Robert Baskind.
(4) Ownership includes 1,165,800 shares of the Company's common stock and 600,000 options in his own name as well as 451,100 shares of the Company's common stock and 175,00 options imputed to him from his son-in-law Arthur Singer.
(5)  Holdings taken as a group total 6.2% of the issued and outstanding shares.
(6)  Holdings taken as a group total 7.1% of the issued and outstanding shares.

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

10.1     Consulting agreement with Tilden Huntington, Inc. (1)

10.2     Employment agreement with the President Robert Baskind. (1)

10.3     Deferred compensation letter for president Robert Baskind (1)

10.4     Waiver of deferred compensation by president Robert Baskind (2)

21.1     Subsidiaries (2)

23.1     Consent of independent accountants

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                           DECEMBER 31, 2004 AND 2003

                                Table of Contents

                                                                 Page

Report of Independent Registered Public Accounting Firm          F - 2

Consolidated Balance Sheets                                      F - 3

Consolidated Statements of Operations                            F - 4

Consolidated Statements of Cash Flows                            F - 5

Consolidated Statements of Stockholders' Equity                  F - 6

Notes to Consolidated Financial Statements                       F - 7 -  F - 21


SUPPLEMENTAL INFORMATION:

      Report of Independent Registered Public Accounting
      Firm on Supplemental Information                           F - 22

      Consolidated Statements of Selling, General
      and Administrative Expenses                                F - 23

                             GOLDSTEIN & GANZ, P.C.       Member of the American
                          CERTIFIED PUBLIC ACCOUNTANTS    Institute of Certified
                               98 CUTTERMILL ROAD         Public Accountants,
                           GREAT NECK, NEW YORK 11021
                                  ------------            Member of The New York
                                 (516) 487-0110           State Society of
                            Facsimile (516) 487-2928      Certified Public
                                                          Accountants


             Report of Independent Registered Public Accounting Firm


To The Board of Directors and Stockholders
Tilden Associates, Inc.
West Hempstead, New York

     We have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                             Goldstein & Ganz, CPA's, P.C.
Great Neck, New York
March 29, 2005

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   ASSETS
                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2004            2003
                                                                               ------------    ------------
Cash and cash equivalents                                                      $    258,826    $    202,455
Accounts and notes receivable - net of allowance for doubtful accounts of
    $382,439 and $278,442 at December 31, 2004 and 2003, respectively               438,716         368,314
Prepaid expenses and other current assets                                            12,900           4,477
Loan Receivable - Oilmatic                                                           79,258               -
                                                                               ------------    ------------
    Total current assets                                                            789,700         575,246

Property and equipment, net of accumulated depreciation
      of $18,035 and $15,744, respectively                                            8,521          10,812
                                                                               ------------    ------------

Intangible assets, net                                                              570,049         572,611
Security deposits                                                                    53,427          45,027
Accounts and notes receivable, net of current portion                                57,633          34,154
                                                                               ------------    ------------
    Total other assets                                                              681,109         651,792
                                                                               ------------    ------------

    Total assets                                                               $  1,479,330    $  1,237,850
                                                                               ============    ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                          $     70,540    $     45,567
Deposits on franchise acquisitions                                                   93,000          50,500
Income taxes payable                                                                 18,140          18,690
Notes payable, current portion                                                       21,000          57,183
                                                                               ------------    ------------
    Total current liabilities                                                       202,680         171,940

Notes payable, net of current portion                                                 4,651          17,469
Security deposits                                                                    70,662          62,550
                                                                               ------------    ------------
    Total liabilities                                                               277,993         251,959
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
    11,425,903 shares issued and outstanding at December 31,
    2004 and 2003, respectively                                                       5,713           5,713
Additional paid-in capital                                                        1,639,966       1,639,966
Retained earnings (accumulated deficit)                                            (424,342)       (639,788)
                                                                               ------------    ------------
                                                                                  1,221,337       1,005,891
Less: treasury stock - 40,000 shares, stated at cost                                (20,000)        (20,000)
                                                                               ------------    ------------
    Total stockholders' equity                                                    1,201,337         985,891
                                                                               ------------    ------------

    Total liabilities and stockholders' equity                                 $  1,479,330    $  1,237,850
                                                                               ============    ============

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                                2004            2003
                                                            ------------    ------------
REVENUES
Initial franchise acquisition fees                          $    100,000    $    127,500
Royalty fees                                                     608,296         566,225
Market Area Sales                                                 60,000               -
Sales of company owned locations                                 215,000          50,000
Sale of equipment purchased for resale, net of refunds            25,331           2,026
Advertising income                                                 5,654           5,821
Miscellaneous income                                              15,610          50,801
Rental income                                                    320,334         312,288
                                                            ------------    ------------
      Total revenues                                           1,350,225       1,114,661
                                                            ------------    ------------

COST OF OPERATIONS
Brokers Fees                                                      36,000          46,963
Franchise development fees                                        47,872          28,449
Cost of locations purchased for re-sale                           63,000               -
Purchase of equipment for resale                                  18,518           3,641
Loss on operation of Company owned location                       18,592               -
Advertising costs - cooperative                                    2,561           5,678
Rent from realty corporations                                    259,232         298,931
                                                            ------------    ------------
      Total cost of operations                                   445,775         383,662
                                                            ------------    ------------

Gross profit                                                     904,450         730,999
Selling, general and administrative expenses                     666,816         705,996
                                                            ------------    ------------

Income from operations before other income and
      expenses and provision for income taxes                    237,634          25,003
                                                            ------------    ------------

OTHER INCOME (EXPENSES)
Interest income                                                    4,064           1,952
Interest expense                                                 (21,252)        (10,823)
                                                            ------------    ------------
      Total other income (expenses)                              (17,188)         (8,871)
                                                            ------------    ------------

Income before provision for income taxes                         220,446          16,132
Provision for income taxes                                         5,000           6,000
                                                            ------------    ------------
Net income                                                  $    215,446    $     10,132
                                                            ============    ============

Per Share Data
--------------
Basic earnings per share                                    $       0.02    $       0.00
                                                            ============    ============
Diluted earnings per share                                  $       0.02    $       0.00
                                                            ============    ============

Weighted average shares outstanding                           11,425,903      10,907,410
                                                            ============    ============

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              2004          2003
                                                           ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  215,446    $   10,132
Adjustments to reconcile net income to net cash
provided by operating activities:
      Provision for bad debt                                  233,617       203,193
      Depreciation and amortization expense                     4,853         5,307
      Stock issued for services rendered                            -        52,560
      Stock issued for employee compensation                        -         2,140
Changes in operating assets and liabilities
      Accounts and notes receivable                          (327,498)     (309,796)
      Loans to Oilmatic                                       (79,258)
      Prepaid expenses and other current assets                (8,423)       24,611
      Security deposit receivable                              (8,400)            -
      Accounts payable and accrued expenses                    24,973       (34,168)
      Deposit on franchise acquisitions                        42,500        49,500
      Income taxes payable                                       (550)        2,540
      Security deposits payable                                 8,112        13,600
                                                           ----------    ----------
Net cash provided by operating activities                     105,372        19,619
                                                           ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                                         -        (4,235)
      Purchase of intangibles                                       -          (284)
                                                           ----------    ----------
Net cash (used for) investing activities                            -        (4,519)
                                                           ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of notes payable                                (49,001)      (81,992)
                                                           ----------    ----------
Net cash (used for) financing activities                      (49,001)      (81,992)
                                                           ----------    ----------

Net increase (decrease) in cash and cash equivalents           56,371       (66,892)
Cash and cash equivalents - beginning                         202,455       269,347
                                                           ----------    ----------
Cash and cash equivalents - ending                         $  258,826    $  202,455
                                                           ==========    ==========

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                     Common stock         Additional                       Treasury stock
                              -------------------------     Paid In     Accumulated    ----------------------  Stockholders'
                                  Shares        Amount      Capital       Deficit        Shares      Amount       Equity
                              ---------------------------------------------------------------------------------------------
Balance, December 31, 2002       9,955,903   $    4,978   $1,586,001   $ (649,920)      (40,000)   $  (20,000)   $  921,059

Issuance of stock for
   services rendered             1,256,000          628       51,932                                                 52,560

   Compensation to employees       214,000          107        2,033                                                  2,140

Net income for the year
   ended Decemeber 31, 2003                                                10,132                                    10,132

                              ---------------------------------------------------------------------------------------------
Balance, December 31, 2003      11,425,903        5,713    1,639,966     (639,788)      (40,000)      (20,000)      985,891
                              ---------------------------------------------------------------------------------------------

Net income for the year
   ended Decemeber 31, 2004                                               215,446                                   215,446

                              ---------------------------------------------------------------------------------------------
Balance, December 31, 2004      11,425,903   $    5,713   $1,639,966   $ (424,342)      (40,000)   $  (20,000)   $1,201,337
                              =============================================================================================


                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

Business Segment Information

     The Company operates in a single business segment: selling automotive franchises and administering and supporting full service automotive repair centers primarily under the name "TILDEN FOR BRAKES CAR CARE CENTERS", principally through franchised and company-operated shops located in North America. Sales to any single customer were less than five percent of sales and revenues in each of the years presented.
Stock-Based Compensation

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." The Company recognized no compensation expense related to employee stock options, as no options were granted at a price below the market price on the day of grant. Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See
Note 10 - Stockholders' Equity for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

     In December 2004, the Financial Accounting Standards Board issued a revision of SFAS 123, Accounting for Stock-Based Compensation, Statement No. 123R. Statement No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Statement No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will be required to apply the provisions of Statement No. 123R beginning with its fiscal quarter commencing on January 1, 2006, and therefore the Statement had no impact to the consolidated financial statements for the year ended December 31, 2004. The Company has not yet determined the method of adoption or the effect that the adoption will have on its financial position or results of operations.

Reclassifications

     Certain amounts in the 2003 financial statements were reclassified to conform to the 2004 presentation.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 1 - Summary of Significant Accounting Policies (continued)

New accounting pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as revised in December 2003. A Variable Interest Entity ("VIE") is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. Pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE must consolidate the VIE. The provisions of this statement are not applicable to the Company and therefore have not been adopted.

     In December 2004, the FASB issued SFAS No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this statement are effective for small business filers the first interim reporting period that begins after December 15, 2005.

     In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs." This statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing" and removes the "so abnormal" criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for all fiscal years beginning after June 15, 2005.

     On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 2 - Accounts and Notes Receivable

     Accounts and notes receivable at December 31, consisted of the following:

                                                                2004          2003
                                                             ----------    ----------
          Trade receivables from franchisees                 $  744,823    $  630,910

          Installment loans due between August 31, 2005
          and May 31, 2009 with varying interest rates
          between 7.0% and 8.0%                                 133,965        50,000
                                                             ----------    ----------
                                                                878,788       680,910
          Less allowance for doubtful accounts                 (382,439)     (278,442)
                                                             ----------    ----------
                                                                496,349       402,468
          Less current portion                                 (438,716)     (368,314)
                                                             ----------    ----------
          Non-current accounts and notes receivable          $   57,633    $   34,154
                                                             ==========    ==========

NOTE 3 - Property and Equipment

     At December 31, property and equipment consisted of the following:

                                                                2004          2003
                                                             ----------    ----------
          Machinery and shop equipment                       $    5,300    $    5,300
          Signage                                                 5,623         5,623
          Furniture                                              10,913        10,913
          Leasehold Improvements                                  4,720         4,720
                                                             ----------    ----------
                                                                 26,556        26,556
          Less accumulated depreciation                         (18,035)      (15,744)
                                                             ----------    ----------
          Property and equipment, net
              of accumulated depreciation                    $    8,521    $   10,812
                                                             ==========    ==========

     Depreciation expense amounted to $2,291 and $2,189 for the years ended December 31, 2004 and 2003, respectively.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 4 - Intangible Assets

     Intangible assets at December 31, consisted of the following:

                                                          2004          2003
                                                       ----------    ----------
          Trademarks                                   $   28,183    $   28,183
          Franchise & market area rights                  746,657       746,657
          Organizational costs                             11,325        11,325
                                                       ----------    ----------
                                                          786,165       786,165
          Less accumulated amortization                  (216,116)     (213,554)
                                                       ----------    ----------
          Property and equipment, net
              of accumulated depreciation              $  570,049    $  572,611
                                                       ==========    ==========

     Amortization expense for the years ended December 31, 2004 and 2003 was $2,562 and $3,045, respectively.

NOTE 5 - Notes Payable

     Notes payable at December 31, consisted of the following:

                                                          2004          2003
                                                       ----------    ----------
          Bank loan bearing interest at 9.0%
          maturing March of 2005                       $    8,266    $   44,020

          Term loan bearing interest at prime plus
          2.5% due April of 2005                           10,620        30,632

          Note payable bearing interest at 25%
          maturing July of 2007                             6,765             -
                                                       ----------    ----------
                                                           25,651        74,652
          Less current portion                            (21,000)      (57,183)
                                                       ----------    ----------
          Notes payable, net of current portion        $    4,651    $   17,469
                                                       ==========    ==========

     Maturities of notes payable are as follows:

                           2005                 $ 21,000
                           2006                    2,719
                           2007                    1,932
                                            ------------
                                                $ 25,651
                                            ============

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 5 - Notes Payable (continued)

     During the third quarter of 2001, the Company's line of credit was discontinued. Previously, the Company's credit line was used primarily to finance the repurchase of market area rights. Upon the termination of the credit line, the terms of repayment of the remaining outstanding balance of approximately $105,000 were modified to 36 equal monthly principal payments plus accrued interest. At December 31, 2004, the outstanding balance was approximately $8,300.

NOTE 6 - Income Taxes

     Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

     Consolidated income tax expense consisted of the following for the years ended December 31:

                                                    2004          2003
                                                 ----------    ----------
          Current
              Federal                            $        -    $        -
              State                                   5,000         6,000
                                                 ----------    ----------
          Total current provision                     5,000         6,000

          Deferred
              Federal                                     -             -
              State                                       -             -
                                                 ----------    ----------
          Total deferred provision                        -             -
                                                 ----------    ----------
          Total income tax expense               $    5,000    $    6,000
                                                 ==========    ==========

     Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are as follows as of December 31;

                                                    2004          2003
                                                 ----------    ----------
          Disallowed bad debt reserve            $  134,000    $   97,500
          Net operating loss carry forward           13,800       113,400
                                                 ----------    ----------
                                                    147,800       210,900
          Valuation allowance                      (147,800)     (210,900)
                                                 ----------    ----------
          Total income tax expense               $        -    $        -
                                                 ==========    ==========

     The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes.

     Net operating loss carryovers of approximately $40,000 will expire in 2022.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 7 - Commitments and Contingencies

Leases

     The Company, through various subsidiaries, sub-leases properties to several franchisees. Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31 are as follows:

                  2005                         $   686,498
                  2006                             600,464
                  2007                             470,408
                  2008                             469,340
                  2009                             307,325
                  2010 and thereafter              578,156
                                             -------------
                                               $ 3,112,191
                                             =============

Employment Agreements

     The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $100,000 during 2004. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 8 - Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2003, approximately $15,000, of the Company's cash on deposit with banks was in excess of the FDIC insured limits. At December 31, 2004, none of the Company's cash on deposit with banks was in excess of the FDIC insured limits.

     The Company has accounts and notes receivable from franchisees amounting to $496,349 and $402,468 in 2004 and 2003, respectively net of an allowance for doubtful accounts of $382,439 and $278,442 in 2004 and 2003, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of Colorado, Florida and New York.

NOTE 9 - Related Party Transactions

Office facilities and legal fees

     The Company rented office space on a month-to-month basis through September 2003, from a law firm, from which a principal of the law firm is a shareholder and director of the Company. Total

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 9 - Related Party Transactions (continued)

rent expense paid to the law firm amounted to $18,000 in 2003. The law firm also acts as the Company's general counsel and received $33,000 and $62,200 in legal fees in 2004 and 2003, respectively.

Rent Paid on Operation of Company Store

     In 2004, the Company paid rent for a location, abandoned by a franchisee and operated by the Company (see NOTE 15) The rent was paid to a realty company owned collectively by the Chairman and related family members. Total rent paid to the related company in 2004 was $46,300.

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

     As of December 31, 2004, 17,000 options with an exercise price of $.50 per share were unexercised and remain outstanding.

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 10 - Stock Options (continued)

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

     During 2002, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock under the 2001 Plan at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of December 31, 2004, 850,000 were unexercised and remain outstanding.

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

     During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock under the 2002 Plan at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options under the 2002 plan, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of December 31, 2004, 1,300,000 options were unexercised and remain outstanding.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 10 - Stock Options (continued)

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

     During 2003, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of December 31, 2004, all 1,300,000 were unexercised and remain outstanding.

Tilden Associates, Inc. 2004 Stock Option Plan

     In December 2004, the Company adopted the Tilden Associates, Inc. 2004 Option Plan ("the 2004 Plan"). Under the terms of the 2004 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 10 - Stock Options (continued)

     During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.05. As of December 31, 2004, all 1,300,000 were unexercised and remain outstanding.

     The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2004 and 2003.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2004 (contractual life in years):

                          Options Outstanding          Options exercisable
                    --------------------------------  ---------------------
                               Weighted    Weighted                Weighted
                                  avg.       avg.                    avg.
     Range of                  remaining   exercise                exercise
      prices          Number      life      price       Number       price
   ------------------------------------------------------------------------
   $0.01-$0.05      4,750,000      5        $0.02     4,750,000      $0.02
   $0.50               17,000      10        0.50        17,000       0.50
   ------------------------------------------------------------------------
   $0.01-$0.50      4,767,000      5        $0.02     4,767,000      $0.02
   ------------------------------------------------------------------------

     A summary of option transactions for the two years ended December 31, 2004, follows:

                                                                Weighted
                                                                 Average
                                                                  option
                                                   Options        price
       -----------------------------------------------------------------
         Outstanding at December 31, 2002         2,949,000        $.08
       -----------------------------------------------------------------
         Granted                                  1,300,000         .01
         Exercised                                  -                 -
         Expired or Surrendered                     782,000         .25
       -----------------------------------------------------------------
         Outstanding at December 31, 2003         3,467,000         .02
       -----------------------------------------------------------------
         Granted                                  1,300,000         .05
         Exercised                                  -                 -
         Expired or Surrendered                     -                 -
       -----------------------------------------------------------------
         Outstanding at December 31, 2004         4,767,000        $.02
       -----------------------------------------------------------------

Pro Forma Fair Value Disclosures
--------------------------------

     Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the company's income from

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 10 - Stock Options (continued)

continuing operations and earnings per share for the two years ended December 31, 2004 and 2003, would have been impacted as shown in the following table:

                                      December 31, 2004     December 31, 2003
------------------------------------------------------------------------------
Net Income
        As reported                            $215,446               $10,132
        Pro forma                              $203,139                $7,671
Basic and diluted earnings per share
        As reported                               $0.02                 $0.00
        Pro forma                                 $0.02                 $0.00
------------------------------------------------------------------------------

NOTE 11 - Consulting Agreements

     During 2002, the Company entered into consulting agreements to provide public relations and other promotional services over a one-year period. In consideration for these services, the Company issued 405,000 shares of its common stock valued at $4,049. The fair value of these services is being amortized over the term of the contracts and resulted in a charge to consulting expense of $1,012 for the year ended December 31, 2003. Additionally, the agreement provides for other fees which are contingent upon the successful performance of the consultants.

     During 2003, the Company entered into two consulting agreements to provide public relations and other promotional services. In consideration for these services the Company issued 1,250,000 shares of its common stock valued at $52,500. The fair value of these services was charged to consulting expense.

NOTE 12 - Franchises and Market Area Activities

     During the years ending December 31, 2004 and 2003, the Company sold four and six new franchises, respectively. As of December 31, 2004 and 2003, the Company had 44 and 46 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

NOTE 13 - Supplemental Cash Flow information

     Total interest paid during the years ended December 31, 2004 and 2003, was $21,252 and $10,823, respectively. Total income taxes paid during the years ended December 31, 2004 and 2003, were $4,300 and $3,460 respectively. Non-cash transactions recorded during the years ended December 31, 2004 and 2003, respectively, consisted of: (1) the recording of a provision for bad debts of $233,617 and $203,192, (2) the issuance of the Company's common stock for services of $52,560, in 2003, and (3) the issuance of the Company's common stock for employee compensation of $2,140 in 2003.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2004 and 2003

NOTE 14 - Advances to Oilmatic Franchising Corp.

     On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. Concurrent with the formation of Oilmatic, it commenced a private offering for a minimum of $250,000 up to $1,000,000 for up to 3,000,000 shares of its common stock (23% of Oilmatic). As of December 31, 2004, the Company advanced $79,258 to Oilmatic in connection with its formation and for the payment to Oilmatic International, LLC for the acquisition of the exclusive franchise rights for certain locations. During the fourth quarter of 2004 the Company commenced an action against Oilmatic International, LLC to collect the advances made under the agreement. Management believes such advances will be recovered.

NOTE 15 - Company Owned Store

     During the year ending December 31, 2004, a franchisee of the Company abandoned a store located in Trenton, New Jersey. The Company believes the location and the lease have sufficient value to warrant utilizing some of its resources to continue operating the store and retain the location while trying to locate a new franchisee for that facility or a new assignee for the lease. Since the Company is not regularly in the business of operating these facilities and has limited resources, it has attempted to maintain this location while incurring as little expense and effort as possible. Accordingly, it has not installed the normal controls and reporting systems that it might otherwise place into effect at this facility. The financial activity of this store is not considered by management to be significant. Accordingly, the revenues and expenses of this facility have been presented as a net expense in the Statement of Operations as Loss on Operation of Company Owned Location and amounted to $18,592.

NOTE 16 - Quarterly Results of Operations (Unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 2004 and 2003:

     2004                         First       Second       Third        Fourth
                                ---------    ---------   ---------    ---------
     Revenues                    $269,596     $511,924    $229,205     $339,500
     Gross profit                 171,342      345,702     144,792      242,614
     Net income (loss)             (6,412)     155,806      (6,779)      72,831
     Basic and diluted income
     (loss) per common share         0.00         0.01        0.00         0.01

     2003                         First       Second       Third        Fourth
                                ---------    ---------   ---------    ---------
     Revenues                    $230,596     $256,154    $334,269     $293,642
     Gross profit                 135,748      168,610     236,107      190,534
     Net income (loss)               (907)      10,215      38,751      (37,927)
     Basic and diluted income
     (loss) per common share         0.00         0.00        0.00         0.00

                             GOLDSTEIN & GANZ, P.C.       Member of the American
                          CERTIFIED PUBLIC ACCOUNTANTS    Institute of Certified
                               98 CUTTERMILL ROAD         Public Accountants,
                           GREAT NECK, NEW YORK 11021
                                  ------------            Member of The New York
                                 (516) 487-0110           State Society of
                            Facsimile (516) 487-2928      Certified Public
                                                          Accountants


             Report of Independent Registered Public Accounting Firm
                      On Supplemental Financial Information


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Hempstead, New York

     Our report on the audits of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2004 and 2003 appears on page 2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

     The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page 23, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for 2004 and 2003 and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Great Neck, New York                        Goldstein & Ganz, CPA's, PC
March 29, 2005

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                               Year Ended December 31,
                                                  2004         2003
                                               ----------   ----------

Salaries and wages                             $  118,680   $  116,126
Officer's salary                                  100,000       91,032
Payroll and other taxes                            22,964       19,123

Bad debt expense                                  213,617      170,693
Professional fees                                  76,738      124,321
Consulting                                          5,100       61,660
Settlements                                             -       15,500

Rent                                               17,227       22,200
Office expense                                     15,455        8,394
Telephone expense                                   7,132        8,345

Travel and entertainment                           40,635       17,730
Training                                            4,833        9,278
Automobile expense                                  7,891        8,599

Fees and licenses                                  12,077       13,559
Amortization expense                                2,713        3,045
Depreciation expense                                2,140        2,189

Advertising                                         3,885        3,340
Insurance                                           4,611        2,163
Miscellaneous expense                              11,118        8,699
                                               ----------   ----------

                                               $  666,816   $  705,996
                                               ==========   ==========

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 15, 2005                          TILDEN ASSOCIATES, INC.


                                              By: /s/ ROBERT BASKIND
                                                  -----------------------------
                                                  Robert Baskind
                                                  President and
                                                  Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                               Titles                        Date

By: /s/ ROBERT BASKIND      Chairman of the Board, President,     April 15, 2005
    ---------------------   Chief Executive Officer (Principal
    Robert Baskind          Executive and Financial Officer)


By: /s/ MARVIN E KRAMER     Director, Vice President              April 15, 2005
    ---------------------   Of Law & Finance
    Marvin E. Kramer