Form 10QSB
period 2005-03-31
TILDEN ASSOCIATES INC
filed 2005-05-23
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005


                        Commission file number 0001027484
                                               ----------


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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 2005 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2005 (unaudited)
          and December 31, 2004 (audited)                                     3

         Consolidated Statements of Income for the Three-Month Periods
          Ended March 31, 2005 and 2004 (unaudited)                           4

         Consolidated Statements of Cash Flows for the Three
          Month Periods Ended March 31, 2005 and 2004 (unaudited)             5

         Notes to Condensed Consolidated Financial Statements            6 - 12

Item 2.  Management's Discussion and Analysis or Plan of Operation           13

Item 3.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14


SIGNATURE                                                                    15

CERTIFICATION                                                           16 - 17


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                           TILDEN ASSOCIATES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,    December 31,
                                                                                   2005           2004
                                                                               ------------   ------------
ASSETS                                                                          (Unaudited)    (Audited)
Current Assets
   Cash and cash equivalents                                                   $    290,862   $    258,826
   Accounts and notes receivables from franchisees,
    net of allowance of $435,392 and $382,439 at
    March 31, 2005 and December 31, of 2004, respectively                           436,578        438,716
   Prepaid expenses and other current assets                                         12,900         12,900
   Loans and Advances to Oilmatic International, LLC                                 79,258         79,258
                                                                               ------------   ------------
              Total Current Assets                                                  819,598        789,700
                                                                               ------------   ------------
Property, Plant and Equipment
   Property and equipment, net of accumulated depreciation
    of $18,458 and $18,035 at March 31, 2005 and December 31, 2004,
    respectively                                                                      8,098          8,521
                                                                               ------------   ------------
Other Assets
   Intangible assets, net                                                           569,496        570,049
   Security deposits                                                                 53,427         53,427
   Accounts and notes receivable from franchisees, net of current portion           113,392         57,633
                                                                               ------------   ------------
              Total Other Assets                                                    736,315        681,109
                                                                               ------------   ------------
              Total Assets                                                     $  1,564,011   $  1,479,330
                                                                               ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                       $     92,643   $     70,540
   Deposits on franchise acquisitions                                               123,000         93,000
   Income taxes payable, current                                                     19,893         18,140
   Notes payable, current portion                                                    24,404         21,000
                                                                               ------------   ------------
              Total Current Liabilities                                             259,940        202,680

Non-Current Liabilities
   Notes payable, net of current portion                                              4,651          4,651
   Security deposits                                                                 78,521         70,662
                                                                               ------------   ------------
              Total Liabilities                                                     343,112        277,993
                                                                               ------------   ------------
Shareholders' Equity
   Common stock, $.0005 par value; 30,000,000 shares authorized,
    11,425,903 shares issued and outstanding at                                       5,713          5,713
    March 31, 2005 and December 31, 2004, respectively
   Additional paid - in capital                                                   1,639,966      1,639,966
   Retained earnings (accumulated deficit)                                         (404,780)      (424,342)
                                                                               ------------   ------------
                                                                                  1,240,899      1,221,337
Less: treasury stock - 40,000 shares, stated at cost                                (20,000)       (20,000)
                                                                               ------------   ------------
              Total Shareholders' Equity                                          1,220,899      1,201,337
                                                                               ------------   ------------
              Total Liabilities and Shareholders' Equity                       $  1,564,011   $  1,479,330
                                                                               ============   ============

           See Notes to condensed consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                          2005           2004
                                                      ------------   ------------
Revenues
  Royalty fees                                        $    130,721   $    153,894
  Sale of Company owned location                           100,000             --
  Sales from operation of Company owned store               22,104             --
  Initial franchise acquisition fees                        25,000         25,000
  Rental income from real estate sublets                    74,315         72,606
  Sale of equipment purchased for resale                        --         11,600
  Advertising income                                         1,414          1,414
  Miscellaneous income                                       3,544          4,523
                                                      ------------   ------------
    Total Revenue                                          357,098        269,037
                                                      ------------   ------------
Cost of Operations
  Franchise development fees                                13,298          8,775
  Broker's fees                                             12,000          1,500
  Rent paid for real estate sublet                          65,273         76,270
  Costs of operations of company owned stores               16,388             --
  Costs of location purchased for resale                    58,105             --
  Cost of equipment for resale                                  --          9,100
  Advertising costs                                             --          2,050
                                                      ------------   ------------
   Total Operating Costs                                   165,064         97,695
                                                      ------------   ------------

Gross Profit                                               192,034        171,342
Selling, General and Administrative Expenses               173,893        174,918
                                                      ------------   ------------
   Income from operations before other income
    (expenses) and provision for income taxes               18,141         (3,576)

Other Income (Expense)
  Interest income                                            4,736            352
  Interest expense                                            (565)        (1,938)
                                                      ------------   ------------
   Total Other Income (Expenses)                             4,171         (1,586)
                                                      ------------   ------------

Income before provision for income taxes                    22,312         (5,162)
Provision for income taxes                                   2,750          1,250
                                                      ------------   ------------
   Net Income (Loss)                                  $     19,562   $     (6,412)
                                                      ============   ============
Per Share Data
  Basic net income (loss)                             $         --   $         --
                                                      ============   ============
  Diluted net income (loss)                           $         --   $         --
                                                      ============   ============

Weighted Average Shares Outstanding                     11,425,903     11,425,903
                                                      ============   ============

           See Notes to condensed consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                          2005           2004
                                                      ------------   ------------
Operating Activities
  Net income (loss)                                   $     19,562   $     (6,412)
  Adjustments to reconcile net income to
   net cash used for operating activities:
     Depreciation and amortization                             976          1,090
     Provision for bad debt                                 52,953         55,206
     Gain on sale of company owned location                (58,270)            --
  Changes in operating assets and liabilities:
     Accounts and notes receivable from franchisees        (24,935)       (92,639)
     Accounts payable and accrued expenses                  17,437         18,952
     Deposits on franchise acquisitions                     30,000         42,500
     Income taxes payab1e, current                           1,753         (3,050)
     Security deposits payable                               7,859          4,000
                                                      ------------   ------------
       Net cash provided by operating activities            47,335         19,647
                                                      ------------   ------------
Financing Activities
  Repayment of notes payable                               (15,299)       (28,957)
                                                      ------------   ------------
       Net cash (required for) financing activities        (15,299)       (28,957)
                                                      ------------   ------------

Net increase (decrease) in cash                             32,036         (9,310)
Cash and cash equivalents, beginning of period             258,826        202,455
                                                      ------------   ------------
Cash and cash equivalents, end of period              $    290,862   $    193,145
                                                      ============   ============

Supplemental Cash Flow Information:
  Interest paid                                       $        565   $      1,938
                                                      ============   ============
  Income taxes paid                                   $      2,247   $      4,300
                                                      ============   ============

           See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Business Activity

         The company was incorporated in the state of Delaware in June 1995 and is in the business of selling automotive franchises and administering and supporting full service automotive repair centers under the name "TILDEN FOR BRAKES CAR CARE CENTERS". The majority of franchises are currently located in New York, Florida and Colorado with twelve states being represented and expansion plans for several additional states.

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

Intangible Assets

         The capitalized cost of intangible assets are amortized over their expected period of benefit on a straight-line basis, generally 10 to 20 years for franchise rights and 20 years for trademarks. Beginning in the first quarter of 2002, in accordance with SFAS No. 142 the Company does not amortize goodwill (see "Goodwill" below).

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

Reclassifications

         Certain amounts in the 2004 financial statements were reclassified to conform to the 2005 presentation.

Business Segment Information

         The Company operates in a single business segment: selling automotive franchises and administering and supporting full service automotive repair centers primarily under the name "TILDEN FOR BRAKES CAR CARE CENTERS", principally through franchised and company-operated shops located in North America. Sales to any single customer were less than five percent of total revenues in each of the periods presented.

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                             March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
         Trade receivables from franchisees                $    752,397   $    744,823
         Installment loans due between August 31, 2005
         and May 31, 2009 with varying interest rates
         between 6.0% and 8.0%                                  232,965        133,965
                                                           ------------   ------------
                                                                985,362        878,788
         Less allowance for doubtful accounts                  (435,392)      (382,439)
                                                           ------------   ------------
                                                                549,970        496,349
         Less current portion                                  (436,578)      (438,716)
                                                           ------------   ------------
         Non-current accounts and notes receivable         $    113,392   $     57,633
                                                           ============   ============

NOTE 3 - Property and Equipment

         Property and equipment consisted of the following:

                                                             March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------

         Machinery and shop equipment                      $      5,300   $      5,300
         Signage                                                  5,623          5,623
         Furniture                                               10,913         10,913
         Leasehold Improvements                                   4,720          4,720
                                                           ------------   ------------
                                                                 26,556         26,556
         Less accumulated depreciation                          (18,458)       (18,035)
                                                           ------------   ------------
         Property and equipment, net
             of accumulated depreciation                   $      8,098   $      8,521
                                                           ============   ============


NOTE 4 - Intangible Assets

         Intangible assets consisted of the following:

                                                             March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
         Trademarks                                        $     28,183   $     28,183
         Franchise & market area rights                         746,657        746,657
         Organizational costs                                    11,325         11,325
                                                           ------------   ------------
                                                                786,165        786,165
         Less accumulated amortization                         (216,669)      (216,116)
                                                           ------------   ------------
         Property and equipment, net
             of accumulated depreciation                   $    569,496   $    570,049
                                                           ============   ============

NOTE 5 - Notes Payable

         Notes payable consisted of the following:

                                                             March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
         Bank loan bearing interest at 9.0%                $      2,673   $      8,266
         maturing May of 2005
         Term loan bearing interest at prime plus
         2.5% due April of 2005                                   1,397         10,620
         Notes payable bearing interest up to 25%
         maturing between March 2006 and July of 2007            24,985          6,765
                                                           ------------   ------------
                                                                 29,055         25,651
         Less current portion                                   (24,404)       (21,000)
                                                           ------------   ------------
         Notes payable, net of current portion             $      4,651   $      4,651
                                                           ============   ============

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

     Consolidated income tax expense consisted of the following:


                                                             March 31,     December 31,
                                                               2005           2004
                                                           ------------   ------------
              Current
                  Federal                                  $      1,800   $         --
                  State                                             950          1,250
                                                           ------------   ------------
              Total current provision                             2,750          1,250

              Deferred
                  Federal                                            --             --
                  State                                              --             --
                                                           ------------   ------------
              Total deferred provision                               --             --
                                                           ------------   ------------
              Total income tax expense                     $      2,750   $      1,250
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

         Net operating loss carryovers at December 31, 2004 were approximately $40,000 and will expire in 2022. The Company anticipates utilizing these carryovers in 2005.

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sublets properties to several franchisees. Additionally, several franchisees sublet property from affiliates of the Company's President (See Note 9). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

         2005                                    $    686,498
         2006                                         600,464
         2007                                         470,408
         2008                                         469,340
         2009                                         307,325
         2010 and thereafter                          578,156
                                                 ------------
                                                 $  3,112,191
                                                 ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the three months ended March 31, 2005 was approximately $4,800.

         The future minimum annual rental payments are as follows:

         2005                                    $     13,444
         2006                                          18,825
         2007                                          19,725
         2008                                          15,300
                                                 ------------
                                                 $     67,294
                                                 ============

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $100,000 during 2005. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

Consulting Agreement

         During 2003, the Company entered into two consulting agreements to provide public relations and other promotional services. In consideration for these services the Company issued 1,250,000 shares of its common stock valued at $52,500. The fair value of these services was charged to consulting expense. The Company believes that the terms of one of these agreements has not been fulfilled and has requested for the return of 600,000 shares of common stock. If successful, the Company will reverse $25,200 of consulting expense and intends to hold the shares returned as treasury shares.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2005 and December 31, 2004 there were no bank balances, which exceeded the federally insured limits. Also, at March 31, 2005 and December 31, 2004, the Company had accounts and notes receivable from franchisees of approximately $550,000 and $496,300, respectively, net of an allowance for doubtful accounts of approximately $435,400 and $382,400, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 9 - Related Party Transactions

Franchise Facilities

         During the second quarter of 2004, several locations for franchise facilities were identified by the Company and available to be purchased. Due to its limited resources and its inability to borrow sufficient funds the Company was unable to purchase these facilities. Certain officers and directors of the Company, collectively acquired these facilities and leased them to the Company when franchisees became available. Management believes that the lease payments made by the Company to these officers and directors are at fair market value and are approximately equal to the rent charged to the franchisees occupying each facility.

         During the first quarter of 2005, the Company assisted a franchisee to obtain a loan secured by the franchisee's equipment. At the time of the financing, the franchisee was in arrears to the Company for royalty payments of $6,000, rent of $19,700 and $4,000 for monthly payments on a note receivable issued in connection with the purchase of the franchise and the related equipment. The Company sublets this location from a realty company controlled by the Company's President. Upon completion of the equipment financing, approximately $48,000 was available to the franchisee. From these proceeds, the Company was made current on the note receivable and royalty receivable, the rent arrearages were paid directly to the landlord and the balance of approximately $18,300 was distributed to the franchisee. Upon issuance of these payments the Company is owed approximately $40,000 on the remaining balance of the note receivable.

NOTE 10 - Stock Options

Tilden Associates, Inc. Stock Option Plans

         In May 1998 and in December of each year from 2001 to 2004, the Company adopted a Stock Option Plan ("the Plans"). Under the terms of each of the 1998 and 2001 Plans the Company has reserved 1,500,000 shares subject to options. Under the terms of each of the 2002, 2003 and 2004 Plans the Company has reserved 3,000,000 shares subject to options. Under each Plan the Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

         The Company applies APB Opinion 25 in accounting for its stock option plans (see Note 1 for discussion of SFAS No. 123(R) which will be effective for small business filers the first interim reporting period that begins after December 15, 2005). Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the three months ended March 31, 2005 and 2004, respectively.

         The following table summarizes information concerning outstanding and exercisable options at December 31, 2004 (contractual life in years):

                        Options Outstanding             Options exercisable
                  -------------------------------      ---------------------
                              Weighted    Weighted                  Weighted
                                avg.        avg.                      avg.
 Range of                     remaining   exercise                  exercise
  prices           Number       life       price        Number        price
-----------       ---------     ----       ------      ---------      ------
$0.01-$0.05       4,750,000       5         $0.02      4,750,000       $0.02
$0.50                17,000      10          0.50         17,000        0.50
----------------------------------------------------------------------------
$0.01-$0.50       4,767,000       5         $0.02      4,767,000       $0.02
----------------------------------------------------------------------------

NOTE 11 - Advances to Oilmatic Franchising Corp.

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. Concurrent with the formation of Oilmatic, it commenced a private offering for a minimum of $250,000 up to $1,000,000 for up to 3,000,000 shares of its common stock (23% of Oilmatic). Through March 31, 2005, the Company advanced $79,258 in connection with the offering and the acquisition of the exclusive franchise rights for certain locations.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the three months ended March 31, 2005 and 2004, the Company sold one new franchise during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of March 31, 2005, the Company held 44 active franchised locations.

Market Areas

         During the three months ended March 31, 2005, no rights to develop new market areas were sold.

NOTE 13 - Supplemental Cash Flow information

         Significant non-cash transactions recorded during the three months ended March 31, 2005, consisted of: (1) the recording of a provision for bad debts of $52,953, (2) the recording of depreciation and amortization of $976 and
(3) settlement of accounts receivable of $22,030, acceptance of a note receivable of $99,000 and issuance of a note payable of $18,700 all in connection with the purchase and sale of a franchise location.

NOTE 14 - Company Owned Store

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004
-----------------------------------------------------------------------

         Revenue increased to $357,000 in the first quarter of 2005 from $269,000 in the first quarter of 2004, representing a 33% increase. The increase in overall revenue was primarily attributed to the sale of a Company owned location for $100,000 and an increase in sales from operations of a Company owned store of $22,000.

         Operating costs increased to $165,000 in the first quarter of 2005 from $98,000 in the first quarter of 2004, representing a 69% increase. As a percentage of revenue, operating costs increased to 46% from 36%. The overall increase was primarily attributable to an increase in the costs of location purchased for resale of $58,000, the cost of operations of company stores of $16,000, broker fees of $11,000 and franchise development fees of $5,000. These increases were offset by decreases in rent from realty corporations, costs of equipment sales and advertising costs of $11,000, $9,000 and $2,000, respectively.

         Selling, general and administrative expenses were substantially unchanged at $174,000 in the first quarter of 2005 and $175,000 in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at March 31, 2005 was $560,000, compared to working capital of $587,000 at December 31, 2004. The ratio of current assets to current liabilities was 3.2:1 at March 31, 2005 and 3.9:1 at December 31, 2004. Cash flow provided by operations during the first quarter of 2005 was $47,000 compared to cash flow provided by operations through the first quarter of 2004, of $20,000.

         Accounts receivable - trade, net of allowances, increased to $550,000 at March 31, 2005 from $496,000 at December 31, 2004.

         Accounts payable increased to $93,000 at March 31, 2005 from $71,000 at December 31, 2004.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has no lines of credit but is currently attempting to establish a line of credit.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to the financial statements in Item 1 of the Quarterly Report. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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

ITEM 3.   CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Through the date of this Report, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1 Certification by President and Chief Financial Officer, Robert Baskind, pursuant to U.S.C. Section 1350, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification by President and Chief Financial Officer, Robert Baskind, pursuant to U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TILDEN ASSOCIATES, INC.


Date:  May 23, 2005                    /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive Officer