Form 10QSB
period 2005-06-30
TILDEN ASSOCIATES INC
filed 2005-08-22
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005


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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2005 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2005 (unaudited)
         and December 31, 2004 (audited)                                      3

         Consolidated Statements of Income for the Three Month and
         Six Month periods Ended June 30, 2005 and 2004 (unaudited)           4

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2005 and 2004 (unaudited)               5

         Notes to Condensed Consolidated Financial Statements            6 - 12

Item 2.  Management's Discussion and Analysis or Plan of Operation           13

Item 3.  Controls and Procedures                                             15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            15


SIGNATURE                                                                    16

CERTIFICATION                                                           17 - 18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30, 2005     December 31, 2004
                                                                                       ----------------    ----------------
ASSETS                                                                                    (Unaudited)          (Audited)
Current Assets
          Cash and cash equivalents                                                    $        364,577    $        258,826
          Accounts and notes receivables from franchisees, net of allowance $446,496
           and $382,439 at June 30, 2005 and December 31, of 2004, respectively                 509,113             438,716
          Advances to Oilmatic Franchising Corp.                                                 79,258              79,258
          Prepaid expenses and other current assets                                              17,913              12,900
                                                                                       ----------------    ----------------
                               Total Current Assets                                             970,861             789,700

Property, Plant and Equipment
          Property and equipment, net of accumulated depreciation of $18,879
          and $18,035 at June 30, 2005 and December 31, 2004, respectively                        7,677               8,521
                                                                                       ----------------    ----------------

Other Assets
          Intangible assets, net                                                                568,940             570,049
          Accounts and notes receivable from franchisees, net of current portion                 81,941              57,633
          Security deposits                                                                      55,052              53,427
                                                                                       ----------------    ----------------
                               Total Other Assets                                               705,933             681,109
                                                                                       ----------------    ----------------

                               Total Assets                                            $      1,684,471    $      1,479,330
                                                                                       ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
          Accounts payable and accrued expenses                                        $        104,988    $         70,540
          Deposits on franchise acquisitions                                                    193,000              93,000
          Income taxes payable, current                                                          27,643              18,140
          Notes payable, current portion                                                         22,494              21,000
                                                                                       ----------------    ----------------
                               Total Current Liabilities                                        348,125             202,680

Non-Current Liabilities
          Notes payable, net of current portion                                                   3,377               4,651
          Security deposits                                                                      82,358              70,662
                                                                                       ----------------    ----------------
                               Total Liabilities                                                433,860             277,993
                                                                                       ----------------    ----------------

Shareholders' Equity
          Common stock, $.0005 par value; 30,000,000 shares authorized,
              11,425,903 shares issued and outstanding at
              June 30, 2005 and December 31, 2004, respectively                                   5,713               5,713
          Additional paid - in capital                                                        1,639,966           1,639,966
          Retained earnings (accumulated deficit)                                              (375,068)           (424,342)
                                                                                       ----------------    ----------------
                                                                                              1,270,611           1,221,337
          Less: treasury stock - 40,000 shares, stated at cost                                  (20,000)            (20,000)
                                                                                       ----------------    ----------------
                               Total Shareholders' Equity                                     1,250,611           1,201,337
                                                                                       ----------------    ----------------
                               Total Liabilities and Shareholders' Equity              $      1,684,471    $      1,479,330
                                                                                       ================    ================

            See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2005            2004            2005            2004
                                                                      ------------    ------------    ------------    ------------
Revenues
   Initial franchise acquisition fees                                 $     45,000    $     50,000    $     70,000    $     75,000
   Royalty fees                                                            160,220         150,675         290,941         304,569
   Market Area Sales                                                            --          60,000              --          60,000
   Sales from operations of company stores                                  41,787          19,156          63,891          19,156
   Sale of equipment purchased for resale                                       --           7,741              --          19,341
   Sale of Company owned locations                                          80,000         165,000         180,000         165,000
   Advertising income                                                           --           1,413           1,414           2,827
   Rental income from realty rental                                         66,210          74,046         140,525         146,652
   Miscellaneous income                                                      2,119           3,049           5,663           7,572
                                                                      ------------    ------------    ------------    ------------
               Total Revenue                                               395,336         531,080         752,434         800,117
                                                                      ------------    ------------    ------------    ------------
Cost of Operations
   Broker's fees                                                            20,400          36,000          32,400          37,500
   Costs of locations purchased for resale                                  57,625          63,000         115,730          63,000
   Franchise development fees                                               12,889           8,889          26,187          17,663
   Costs of operation of company owned stores                               43,736           4,060          60,124           4,060
   Costs of equipment for resale                                                --           4,300              --          13,400
   Advertising costs                                                            --              --              --           2,051
   Rent paid for real estate sublet                                         75,303          69,129         140,576         145,399
                                                                      ------------    ------------    ------------    ------------
               Total Operating Costs                                       209,953         185,378         375,017         283,073
                                                                      ------------    ------------    ------------    ------------

Gross Profit                                                               185,383         345,702         377,417         517,044
Selling, general and administrative expenses                               150,666         173,123         324,559         348,041
                                                                      ------------    ------------    ------------    ------------

               Income (loss) from operations before other
                 income and expenses and provision for income taxes         34,717         172,579          52,858         169,003

Other Income (Expense)
   Interest income                                                           3,165           1,119           7,901           1,471
   Interest expense                                                           (420)        (16,642)           (985)        (18,580)
                                                                      ------------    ------------    ------------    ------------
               Total other income (expenses)                                 2,745         (15,523)          6,916         (17,109)
                                                                      ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes                             37,462         157,056          59,774         151,894
Provision for income  taxes
   Current                                                                   7,750           1,250          10,500           2,500
   Deferred                                                                     --              --              --              --
                                                                      ------------    ------------    ------------    ------------
               Net Income                                             $     29,712    $    155,806    $     49,274    $    149,394
                                                                      ============    ============    ============    ============
Per Share Data
   Basic and diluted net income                                                 --            0.01              --            0.01
                                                                      ============    ============    ============    ============
Weighted Average Shares Outstanding
   Basic and diluted                                                    11,425,903       9,955,903      11,425,903       9,955,903
                                                                      ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
Operating Activities
  Net income                                                     $     49,274    $    149,394
  Adjustmens to reconcile net income to net cash used
        for operating activities:
    Depreciation and amortization                                       1,953           2,189
    Provision for bad debt                                             64,057          82,436
    Gain on sale of company owned location                            (58,270)             --
  Changes in operating assets and liabilities
    Accounts and notes receivable                                     (81,792)       (213,322)
    Advances to Oilmatic                                                   --         (76,696)
    Prepaid expenses                                                   (5,013)        (40,799)
    Security deposits                                                  (1,625)         (5,400)
    Accounts payable and accrued expenses                              34,451          61,064
    Deposits on franchise acquisitions                                100,000          36,500
    Income taxes payable                                                9,503          (1,800)
    Security deposits                                                  11,696           4,000
                                                                 ------------    ------------
    Net Cash Provided by (Required for) Operating Activities          124,234          (2,434)
                                                                 ------------    ------------


Financing Activities
   Repayment of notes payable                                         (18,483)        (20,618)
                                                                 ------------    ------------
     Net Cash  Provided by (Required for) Financing Activities        (18,483)        (20,618)
                                                                 ------------    ------------
     Net increase (decrease) in Cash                                  105,751         (23,052)
 Cash and cash equivalents at beginning of the period                 258,826         202,455
                                                                 ------------    ------------

 Cash and cash equivalents at end of the period                  $    364,577    $    179,403
                                                                 ============    ============


Supplemental Cash Flow Information:
    Interest paid                                                $        985    $     18,580
    Income taxes paid                                            $         --    $         --

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

NOTE 2 - Accounts and Notes Receivable

      Accounts and notes receivable consisted of the following:

                                                                 June 30,      December 31,
                                                                   2005            2004
                                                               ------------    ------------
               Trade receivables from franchisees              $    728,598    $    744,823
               Installment loans due between August 31, 2005
               and May 31, 2009 with varying interest rates
               between 6.0% and 8.0%                                308,952         133,965
                                                               ------------    ------------
                                                                  1,037,550         878,788
               Less allowance for doubtful accounts                (446,496)       (382,439)
                                                               ------------    ------------
                                                                    591,054         496,349
               Less current portion                                (509,113)       (438,716)
                                                               ------------    ------------
               Non-current accounts and notes receivable       $     81,941    $     57,633
                                                               ============    ============

NOTE 3 - Property and Equipment

      Property and equipment consisted of the following:

                                                                 June 30,      December 31,
                                                                   2005            2004
                                                               ------------    ------------
               Machinery and shop equipment                    $      5,300    $      5,300
               Signage                                                5,623           5,623
               Furniture                                             10,913          10,913
               Leasehold Improvements                                 4,720           4,720
                                                               ------------    ------------
                                                                     26,556          26,556
               Less accumulated depreciation                        (18,879)        (18,035)
                                                               ------------    ------------
               Property and equipment, net
                   of accumulated depreciation                 $      7,677    $      8,521
                                                               ============    ============

NOTE 4 - Intangible Assets

     Intangible assets consisted of the following:

                                                   June 30,      December 31,
                                                     2005            2004
                                                 ------------    ------------
               Trademarks                        $     28,183    $     28,183
               Franchise & market area rights         746,657         746,657
               Organizational costs                    11,325          11,325
                                                 ------------    ------------
                                                      786,165         786,165
               Less accumulated amortization         (217,225)       (216,116)
                                                 ------------    ------------
               Property and equipment, net
                   of accumulated depreciation   $    568,940    $    570,049
                                                 ============    ============

NOTE 5 - Notes Payable

     Notes payable consisted of the following:

                                                                June 30,      December 31,
                                                                  2005            2004
                                                              ------------    ------------
               Bank loan bearing interest at 9.0%
               maturing May of 2005                                     --    $      8,266

               Term loan bearing interest at prime plus
               2.5% due July of 2005                                 1,394          10,620

               Notes payable bearing interest up to 25%
               maturing between March 2006 and July of 2007         24,474           6,765
                                                              ------------    ------------
                                                                    25,868          25,651
               Less current portion                                (22,491)        (21,000)
                                                              ------------    ------------
               Notes payable, net of current portion          $      3,377    $      4,651
                                                              ============    ============

NOTE 6 - Income Taxes

     Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

     Consolidated income tax expense consisted of the following:

                                                   June 30,
                                          ---------------------------
                                              2005           2004
                                          ------------   ------------
               Current
                   Federal                $      9,550   $         --
                   State                           950          1,250
                                          ------------   ------------
               Total current provision          10,500          1,250

               Deferred
                   Federal                          --             --
                   State                            --             --
                                          ------------   ------------
               Total deferred provision             --             --
                                          ------------   ------------
               Total income tax expense   $     10,500   $      1,250
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

NOTE 7 - Commitments and Contingencies

Leases

     The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company's President (See Note 9). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

                  2005                                     $    343,249
                  2006                                          600,464
                  2007                                          470,408
                  2008                                          469,340
                  2009                                          307,325
                  2010 and thereafter                           578,156
                                                           ------------
                                                           $  2,768,942
                                                           ============

     The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the six months ended June 30, 2005 was approximately $9,800.

     The future minimum annual rental payments are as follows:

                  2005                                     $      9,075
                  2006                                           18,825
                  2007                                           19,725
                  2008                                           15,300
                                                           ------------
                                                           $     62,925
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

NOTE 8 - Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2005 and December 31, 2004 there were no balances, which exceeded the federally insured limits. Also, at June 30, 2005 and December 31, 2004, the Company had accounts and notes receivable from franchisees of approximately $591,100 and $496,300, respectively, net of an allowance for doubtful accounts of approximately $446,500 and $382,400, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado. NOTE 9 - Related Party Transactions

Franchise Facilities

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

     During the first quarter of 2005, the Company assisted a franchisee to obtain a loan secured by the franchisee's equipment. At the time of the financing, the franchisee was in arrears to the Company for royalty payments of $6,000, rent of $19,700 and $4,000 for monthly payments on a note receivable issued in connection with the purchase of the franchise and the related equipment. The Company sub-lets this location from a realty company controlled by the Company's President. Upon completion of the financing, approximately $48,000 was available to the franchisee. Out of the proceeds, the Company was made current on the note receivable and royalty receivable, the rent arrearages were paid directly to the landlord and the balance of approximately $18,300 was distributed to the franchisee. Upon issuance of these payments the Company is owed approximately $40,000 on the remaining balance of the note receivable.

NOTE 10 - Stock Options

Tilden Associates, Inc. Stock Option Plans

     From May 1998 to December 2003, the Company adopted several Tilden Associates, Inc. Stock Option Plans ("the Plans") on an annual basis. Under the terms of the Plans on, the Company has reserved 1,500,000 shares subject to options or 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of June 30, 2005, 554,700 options were unexercised and remain outstanding.

     During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of June 30, 2005, 885,000 were unexercised and remain outstanding.

     During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of June 30, 2005, 885,000 options were unexercised and remain outstanding.

     During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of June 30, 2005, 1,265,000 were unexercised and remain outstanding.

     The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the six months ended June 30, 2005 and 2004, respectively.

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
----------------------------------------------------------------------------


NOTE 11 - Advances to Oilmatic Franchising Corp.

     On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. Through June 30, 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations.

NOTE 12 - Franchises and Market Area Activities

Franchises

     During the six months ended June 30, 2005 and 2004, the Company sold two new franchises and one new franchise during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of June 30, 2005, the Company held 45 active franchised locations.

Market Areas

     During the six months ended June 30, 2005, no rights to develop new market areas were sold.

NOTE 13 - Supplemental Cash Flow information

     Non-cash transactions recorded during the six months ended June 30, 2005, consisted of: (1) the recording of a provision for bad debts of $64,057, (2) the recording of a depreciation and amortization of $1,953 and (3) settlement of accounts receivable of $22,030, acceptance of note receivable of $99,000 and issuance of note payable of $18,700 all in connection with the purchase and sale of a franchise location.

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2005 vs Three Months Ended June 30, 2004
--------------------------------------------------------------------

     Revenue decreased to approximately $395,000 in the second quarter of 2005 from approximately $531,000 in the second quarter of 2004, representing a 26% decrease. The decrease in overall revenue was primarily attributed to a decrease in the sale of company owned locations, market area sales, rental income, and sales of equipment of approximately $85,000, $60,000, $8,000, and $8,000 respectively. These decreases were offset by increases in sales from operation of company stores and royalty fees of approximately $23,000 and $10,000, respectively.

     Operating costs increased to approximately $210,000 in the second quarter of 2005 from approximately $185,000 in the second quarter of 2004, representing a 13% increase. As a percentage of revenue, operating costs were 53% and 35%, respectively for the periods reported. The overall increase was primarily attributable to increases in costs of operations of company owned stores and rent paid for real estate sublet of approximately $40,000 and $6,000, respectively. These increases have been offset by decreases in broker fees, costs of locations purchased for resale, and costs of equipment for resale of approximately $16,000, $5,000 and $4,000, respectively.

      Selling, general and administrative expenses decreased to approximately $151,000 in the second quarter of 2005 from approximately $173,000 in the second quarter of 2004, representing a 13% decrease. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to a decrease in bad debt expense of approximately $36,000. The decrease was primarily attributable to a decrease in the level of balances in accounts receivables requiring reserve. The Company settled a substantial receivable by agreeing to take possession of a location, which it was able to subsequently re-sell, resulting in the reversal of reserves previously recorded. This decrease was offset by increases in professional fees and salaries of approximately $11,000 and $9,000, respectively. The increase in professional fees is primarily attributable to the increased costs of complying with Securities and Exchange Commission requirements. The increase in salaries was primarily attributable to additional compensation paid based on the increased franchise activity during the period.

Six Months Ended June 30, 2005 vs Six Months Ended June 30, 2004
----------------------------------------------------------------

     Revenue decreased to approximately $752,000 through the second quarter of 2005 from approximately $800,000 in the second quarter of 2004, representing a 6% decrease. The decrease in overall revenue was primarily attributed to decreases in market area sales, sales of equipment purchased for resale, royalty fees, rental income and initial franchise fees of approximately $60,000, $19,000, $14,000, $6,000 and $5,000, respectively. These decreases were offset by increases in sales from operation of company stores and sales of Company owned locations of approximately $45,000 and $15,000, respectively.

     Operating costs increased to approximately $375,000 through the second quarter of 2005 from approximately $283,000 through the second quarter of 2004, representing a 63% increase. As a percentage of revenue, operating costs increased to 50% from 35%. The overall increase was attributable to an increase in costs of operation of company owned stores, costs of locations purchased for resale and franchise development fees of approximately $56,000, $53,000 and $9,000, respectively. These increases were offset by decreases in costs of equipment purchased for resale, rent paid for realty sublet and brokers fees of approximately $13,000, $5,000 and $5,000, respectively.

      Selling, general and administrative expenses decreased to approximately $325,000 through the second quarter of 2005 from approximately $348,000 through the second quarter of 2004, representing a 7% decrease. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to decreases in bad debt expense and settlement costs of approximately $38,000 and $9,000, respectively. The decrease in bad debt expense was primarily attributable to a decrease in the level of receivables balances requiring reserve during the period. The Company settled a substantial receivable by agreeing to take possession of a location, which it was able to subsequently re-sell, resulting in the reversal of reserves previously recorded. The decrease in settlement costs reflect the costs incurred in connection with the removal of a franchisee in 2004 with no corresponding cost in 2005. These decreases were offset by increases in professional fees and salaries and wages of approximately $14,000 and $10,000, respectively. The increase in professional fees is primarily attributable to the increased costs of complying with Securities and Exchange Commission requirements. The increase in salaries was primarily attributable to additional compensation paid based on the increased franchise activity during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at June 30, 2005 was approximately $623,000, compared to working capital of approximately $587,000 at December 31, 2004. The ratio of current assets to current liabilities was 2.8:1 at June 30, 2005 and 3.9:1 at December 31, 2004. Cash flow provided by operations through the second quarter of 2005 was approximately $124,000 compared to the cash flow required for operations through the second quarter of 2004 of approximately $2,000.

     Accounts receivable - trade, net of allowances, increased to approximately $591,000 at June 30, 2005 from approximately $496,000 at December 31, 2004.

     Accounts payable increased to approximately $105,000 at June 30, 2005 from approximately $71,000 at December 31, 2004.

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

                                               TILDEN ASSOCIATES, INC.



Date:  August 19, 2005                         /s/ ROBERT BASKIND
                                               ---------------------------------
                                               Robert Baskind
                                               Chairman of the Board, President,
                                               and Chief Executive