Form 10QSB
period 2005-09-30
TILDEN ASSOCIATES INC
filed 2005-11-21
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005


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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2005 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB



                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2005 (unaudited)
           and December 31, 2004 (audited)                                    3

         Consolidated Statements of Income for the Three Month and
           Nine Month periods Ended September 30, 2005 and 2004 (unaudited)   4

         Consolidated Statements of Cash Flows for the Nine
           Month Periods Ended September 30, 2005 and 2004 (unaudited)        5

         Notes to Condensed Consolidated Financial Statements            6 - 12

Item 2.  Management's Discussion and Analysis or Plan of Operation      13 - 14

Item 3.  Controls and Procedures                                             15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            15

SIGNATURE                                                                    16

CERTIFICATION                                                           17 - 18


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,   December 31,
                                                                                   2005           2004
                                                                               -------------   -------------
ASSETS                                                                          (Unaudited)      (Audited)
Current Assets
  Cash and cash equivalents                                                    $     405,723   $     258,826
  Accounts and notes receivables from franchisees, net of allowance $432,394
   and $382,439 at September 30, 2005 and December 31, of 2004, respectively         534,354         438,716
  Advances to Oilmatic Franchising Corp.                                              79,258          79,258
  Prepaid expenses and other current assets                                           11,600          12,900
                                                                               -------------   -------------
        Total Current Assets                                                       1,030,935         789,700

Property, Plant and Equipment
  Property and equipment, net of accumulated depreciation of $19,302
   and $18,035 at September 30, 2005 and December 31, 2004, respectively               9,602           8,521
                                                                               -------------   -------------

Other Assets
  Intangible assets, net                                                             568,435         570,049
  Accounts and notes receivable from franchisees, net of current portion              48,144          57,633
  Security deposits                                                                   52,052          53,427
                                                                               -------------   -------------
        Total Other Assets                                                           668,631         681,109
                                                                               -------------   -------------

        Total Assets                                                           $   1,709,168   $   1,479,330
                                                                               =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                        $     109,558   $      70,540
  Deposits on franchise acquisitions                                                 168,000          93,000
  Income taxes payable                                                                40,143          18,140
  Notes payable, current portion                                                      21,256          21,000
                                                                               -------------   -------------
        Total Current Liabilities                                                    338,957         202,680

Non-Current Liabilities
  Notes payable, net of current portion                                                2,678           4,651
  Security deposits                                                                   83,359          70,662
                                                                               -------------   -------------
        Total Liabilities                                                            424,994         277,993
                                                                               -------------   -------------
Shareholders' Equity
  Common stock, $.0005 par value; 30,000,000 shares authorized,
   11,425,903 shares issued and outstanding at
   September 30, 2005 and December 31, 2004, respectively                              5,713           5,713
  Additional paid - in capital                                                     1,639,966       1,639,966
  Retained earnings (accumulated deficit)                                           (341,505)       (424,342)
                                                                               -------------   -------------
                                                                                   1,304,174       1,221,337
  Less: treasury stock - 40,000 shares, stated at cost                               (20,000)        (20,000)
                                                                               -------------   -------------
        Total Shareholders' Equity                                                 1,284,174       1,201,337
                                                                               -------------   -------------
        Total Liabilities and Shareholders' Equity                             $   1,709,168   $   1,479,330
                                                                               =============   =============

           See notes to condensed consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                              ----------------------------    ----------------------------
                                                                  2005            2004            2005            2004
                                                              ------------    ------------    ------------    ------------
Revenues
  Initial franchise acquisition fees                          $     75,000    $         --    $    145,000    $     75,000
  Royalty fees                                                     167,637         153,942         458,578         458,511
  Market Area Sales                                                     --              --              --          60,000
  Sales from operations of company stores                            4,796          28,221          68,687          47,377
  Sale of equipment purchased for resale                             7,040           5,990           7,040          25,331
  Sale of Company owned locations                                       --              --         180,000         165,000
  Rental income from realty rental                                  94,547          81,398         235,072         228,050
  Miscellaneous income                                               5,320           7,031          12,397          17,430
                                                              ------------    ------------    ------------    ------------
          Total Revenue                                            354,340         276,582       1,106,774       1,076,699
                                                              ------------    ------------    ------------    ------------
Cost of Operations
  Broker's fees                                                     24,000          14,500          56,400          52,000
  Costs of locations purchased for resale                               --              --         115,730          63,000
  Franchise development fees                                        13,513          19,519          39,700          37,182
  Costs of operation of company owned stores                        19,015          16,013          79,139          20,073
  Costs of equipment for resale                                      4,300           4,628           4,300          18,028
  Advertising costs                                                     --             510              --           2,561
  Rent paid for real estate sublet                                  86,891          76,620         227,467         222,019
                                                              ------------    ------------    ------------    ------------
          Total Operating Costs                                    147,719         131,790         522,736         414,863
                                                              ------------    ------------    ------------    ------------

Gross Profit                                                       206,621         144,792         584,038         661,836
Selling, general and administrative expenses                       163,672         150,697         488,231         498,738
                                                              ------------    ------------    ------------    ------------

          Income (loss) from operations before other income
             and expenses and provision for income taxes            42,949          (5,905)         95,807         163,098

Other Income (Expense)
  Interest income                                                    3,469           1,732          11,370           3,203
  Interest expense                                                    (356)         (1,356)         (1,341)        (19,936)
                                                              ------------    ------------    ------------    ------------
          Total other income (expenses)                              3,113             376          10,029         (16,733)
                                                              ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes                     46,062          (5,529)        105,836         146,365
Provision for income taxes
  Current                                                           12,500           1,250          23,000           3,750
  Deferred                                                              --              --              --              --
                                                              ------------    ------------    ------------    ------------
          Net Income                                          $     33,562    $     (6,779)   $     82,836    $    142,615
                                                              ============    ============    ============    ============
Per Share Data
  Basic and diluted net income                                $       0.00    $      (0.00)   $       0.01    $       0.01
                                                              ============    ============    ============    ============
Weighted Average Shares Outstanding
  Basic and diluted                                             11,425,903      11,425,903      11,425,903      11,425,903
                                                              ============    ============    ============    ============

           See notes to condensed consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              2005           2004
                                                                          ------------   ------------
Operating Activities
  Net income                                                              $     82,836   $    142,615
  Adjustmens to reconcile net income to net cash used
   for operating activities:
        Depreciation and amortization                                            2,881          3,234
        Provision for bad debt                                                  99,938         57,204
        Gain on sale of company owned location                                 (58,270)            --
  Changes in operating assets and liabilities
        Accounts and notes receivable                                         (104,448)      (103,854)
        Advances to Oilmatic                                                        --        (79,258)
        Prepaid expenses                                                         1,300        (40,675)
        Security deposits                                                        1,375         (5,400)
        Accounts payable and accrued expenses                                   34,353         73,879
        Deposits on franchise acquisitions                                      75,000         23,005
        Income taxes payable                                                    22,003           (550)
        Security deposits payable                                               12,697          4,000
                                                                          ------------   ------------
               Net Cash Provided by (Required for) Operating Activities        169,665         74,200
                                                                          ------------   ------------

Investing Activities
        Purchase of equipment                                                   (2,348)            --
                                                                          ------------   ------------
               Net Cash Provided by (Required for) Investing Activities         (2,348)            --
                                                                          ------------   ------------

Financing Activities
        Repayment of notes payable                                             (20,420)       (35,574)
                                                                          ------------   ------------
               Net Cash Provided by (Required for) Financing Activities        (20,420)       (35,574)
                                                                          ------------   ------------
                 Net increase (decrease) in Cash                               146,897         38,626
Cash and cash equivalents at beginning of the period                           258,826        202,455
                                                                          ------------   ------------

Cash and cash equivalents at end of the period                            $    405,723   $    241,081
                                                                          ============   ============

Supplemental Cash Flow Information:
  Interest paid                                                           $      1,341   $     19,936
                                                                          ============   ============
  Income taxes paid                                                       $      2,247   $      4,300
                                                                          ============   ============


                       See Notes to Financial Statements.

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                      September 30,    December 31,
                                                          2005            2004
                                                      -------------   -------------
    Trade receivables from franchisees                $     739,389   $     744,823
    Installment loans due between August 31, 2005
    and May 31, 2009 with varying interest rates
    between 6.0% and 8.0%                                   275,503         133,965

                                                      -------------   -------------
                                                          1,014,892         878,788
    Less allowance for doubtful accounts                   (432,394)       (382,439)
                                                      -------------   -------------
                                                            582,498         496,349
    Less current portion                                   (534,354)       (438,716)
                                                      -------------   -------------
    Non-current accounts and notes receivable         $      48,144   $      57,633
                                                      =============   =============

NOTE 3 - Property and Equipment

         Property and equipment consisted of the following:

                                                      September 30,    December 31,
                                                          2005            2004
                                                      -------------   -------------
    Machinery and shop equipment                      $       7,648   $       5,300
    Signage                                                   5,623           5,623
    Furniture                                                10,913          10,913
    Leasehold Improvements                                    4,720           4,720
                                                      -------------   -------------
                                                             28,904          26,556
    Less accumulated depreciation                           (19,302)        (18,035)
                                                      -------------   -------------
    Property and equipment, net
        of accumulated depreciation                   $       9,602   $       8,521
                                                      =============   =============


NOTE 4 - Intangible Assets

         Intangible assets consisted of the following:

                                                      September 30,    December 31,
                                                          2005            2004
                                                      -------------   -------------
    Trademarks                                        $      28,183   $      28,183
    Franchise & market area rights                          746,657         746,657
    Organizational costs                                     11,325          11,325
                                                      -------------   -------------
                                                            786,165         786,165
    Less accumulated amortization                          (217,730)       (216,116)
                                                      -------------   -------------
    Property and equipment, net
        of accumulated depreciation                   $     568,435   $     570,049
                                                      =============   =============


NOTE 5 - Notes Payable

         Notes payable consisted of the following:

                                                      September 30,    December 31,
                                                          2005            2004
                                                      -------------   -------------
    Bank loan bearing interest at 9.0%                           --   $       8,266
    maturing May of 2005
    Term loan bearing interest at prime plus
    2.5% due April of 2005                                       --          10,620
    Notes payable bearing interest up to 25%
    maturing between March 2006 and July of 2007             23,934           6,765
                                                      -------------   -------------
                                                             23,934          25,651
    Less current portion                                    (21,256)        (21,000)
                                                      -------------   -------------
    Notes payable, net of current portion             $       2,678   $       4,651
                                                      =============   =============

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                              September 30,
                                                      -----------------------------
                                                          2005            2004
                                                      -------------   -------------
    Current
        Federal                                       $      14,500   $          --
        State                                                 8,500           3,750
                                                      -------------   -------------
    Total current provision                                  23,000           3,750

    Deferred
        Federal                                                  --              --
        State                                                    --              --
                                                      -------------   -------------
    Total deferred provision                                     --              --
                                                      -------------   -------------
    Total income tax expense                          $      23,000   $       3,750
                                                      =============   =============

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

         2005                                    $    171,625
         2006                                         600,464
         2007                                         470,408
         2008                                         469,340
         2009                                         307,325
         2010 and thereafter                          578,156
                                                 ------------
                                                 $  2,597,318
                                                 ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the nine months ended September 30, 2005 was approximately $13,000.

         The future minimum annual rental payments are as follows:

         2005                                    $      4,650
         2006                                          18,825
         2007                                          19,725
         2008                                          15,300
                                                 ------------
                                                 $     58,500
                                                 ============

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $140,000 during 2005. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

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

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2005 one account exceeded federally insured limits by $10,000 and at December 31, 2004 there were no balances, which exceeded the federally insured limits. Also, at September 30, 2005 and December 31, 2004, the Company had accounts and notes receivable from franchisees of approximately $582,500 and $496,300, respectively, net of an allowance for doubtful accounts of approximately $432,400 and $382,400, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of September 30, 2005, 554,700 options were unexercised and remain outstanding.

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of September 30, 2005, 885,000 were unexercised and remain outstanding.

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of September 30, 2005, 885,000 options were unexercised and remain outstanding.

         During 2003, the Company granted non-incentive stock options to purchase 1,265,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of September 30, 2005, 1,265,000 were unexercised and remain outstanding.

         The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the nine months ended September 30, 2005 and 2004, respectively.

         The following table summarizes information concerning outstanding and exercisable options at September 30, 2005 (contractual life in years):

                         Options Outstanding             Options exercisable
                  ----------------------------------  ------------------------
                                Weighted   Weighted                  Weighted
                                  avg.       avg.                      avg.
 Range of                      remaining   exercise                  exercise
  prices            Number       life        price       Number        price
------------      ----------   ---------  ----------  -----------    ---------
$0.01-$0.05        4,750,000        5        $0.02      4,750,000      $0.02
$0.50                 17,000       10         0.50         17,000       0.50
------------------------------------------------------------------------------
$0.01-$0.50        4,767,000        5        $0.02      4,767,000      $0.02
------------------------------------------------------------------------------

NOTE 11 - Advances to Oilmatic Franchising Corp.

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. Through September 30, 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the nine months ended September 30, 2005 and 2004, the Company sold six new franchises and one new franchise during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of September 30, 2005, the Company held 46 active franchised locations.

Market Areas

         During the nine months ended September 30, 2005, no rights to develop new market areas were sold.

NOTE 13 - Supplemental Cash Flow information

         Non-cash transactions recorded during the nine months ended September 30, 2005, consisted of: (1) the recording of a provision for bad debts of $99,938, (2) the recording of a depreciation and amortization of $2,881 and (3) settlement of accounts receivable of $22,030, acceptance of note receivable of $99,000 and issuance of note payable of $18,700 all in connection with the purchase and sale of a franchise location.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2005 vs Three Months Ended September 30, 2004
------------------------------------------------------------------------------

         Revenue increased to approximately $354,000 in the third quarter of 2005 from approximately $277,000 in the third quarter of 2004, representing a 28% increase. The increase in overall revenue was primarily attributed to increases in initial franchise acquisition fees, royalty fees and rental income of approximately $75,000, $14,000 and $13,000 respectively. These increases were offset by a decrease in sales from operations of company stores of approximately $23,000.

         Operating costs increased to approximately $148,000 in the third quarter of 2005 from approximately $132,000 in the third quarter of 2004, representing a 12% increase. As a percentage of revenue, operating costs were 42% and 48%, respectively for the periods reported. The overall increase was primarily attributable to increases in broker fees and rent paid for real estate sublet of approximately $10,000 each. These increases have been offset by a decrease in franchise development fees of approximately $6,000.

         Selling, general and administrative expenses increased to approximately $164,000 in the third quarter of 2005 from approximately $151,000 in the third quarter of 2004, representing a 9% increase. The changes in the composition of selling, general and administrative expenses during the third quarter were predominately attributed to an increase in professional fees and salaries and wages of approximately $15,000 and $10,000, respectively. The increase in professional fees is primarily attributable to the increased costs of complying with Securities and Exchange Commission requirements. The increase in salaries was primarily attributable to additional compensation paid based on the increased franchise activity during the period. This increase was offset by a decrease in bad debt expense of approximately $21,000. The decrease in bad debt expense was primarily attributable to a decrease in the level of receivables balances requiring reserve during the period. The Company settled a substantial receivable by agreeing to take possession of a location, which it was able to subsequently re-sell, resulting in the reversal of reserves previously recorded.

Nine Months Ended September 30, 2005 vs Nine Months Ended September 30, 2004
----------------------------------------------------------------------------

         Revenue increased to approximately $1,107,000 through the third quarter of 2005 from approximately $1,077,000 in the third quarter of 2004, representing a 3% increase. The increase in overall revenue was primarily attributed to increases in initial franchise acquisition fees, sales from operations of company stores, sales of company owned locations and rental income of approximately $70,000, $21,000 and $15,000 and $7,000, respectively. These increases were offset by decreases in market area sales and sales of equipment purchased for resale of approximately $60,000 and $18,000, respectively.

         Operating costs increased to approximately $523,000 through the third quarter of 2005 from approximately $415,000 through the third quarter of 2004, representing a 49% increase. As a percentage of revenue, operating costs increased to 47% from 39%. The overall increase was attributable to an increase in costs of operation of company owned stores and costs of locations purchased for resale of approximately $59,000, $53,000, respectively. These increases were offset by decreases in costs of equipment purchased for resale and advertising costs of approximately $14,000, and $3,000, respectively.

         Selling, general and administrative expenses decreased to approximately $488,000 through the third quarter of 2005 from approximately $499,000 through the third quarter of 2004, representing a 2% decrease. The changes in the composition of selling, general and administrative expenses during the third quarter were predominately attributed to decreases in bad debt expense and settlement costs of approximately $59,000 and $4,000, respectively. The decrease in bad debt expense was primarily attributable to a decrease in the level of receivables balances requiring reserve during the period. The Company settled a substantial receivable by agreeing to take possession of a location, which it was able to subsequently re-sell, resulting in the reversal of reserves previously recorded. The decrease in settlement costs reflect the costs incurred in connection with the removal of a franchisee in 2004 with no corresponding cost in 2005. These decreases were offset by increases in professional fees and salaries and wages of approximately $29,000 and $20,000, respectively. The increase in professional fees is primarily attributable to the increased costs of complying with Securities and Exchange Commission requirements. The increase in salaries was primarily attributable to additional compensation paid based on the increased franchise activity during the period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at September 30, 2005 was approximately $692,000, compared to working capital of approximately $587,000 at December 31, 2004. The ratio of current assets to current liabilities was 3.0:1 at September 30, 2005 and 3.9:1 at December 31, 2004. Cash flow provided by operations through the third quarter of 2005 was approximately $170,000 compared to the cash flow provided by operations through the third quarter of 2004 of approximately $74,000.

         Accounts receivable - trade, net of allowances, increased to approximately $583,000 at September 30, 2005 from approximately $496,000 at December 31, 2004.

         Accounts payable increased to approximately $110,000 at September 30, 2005 from approximately $71,000 at December 31, 2004.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has no lines of credit but is currently attempting to establish a line of credit.

Critical Accounting Policies:
----------------------------

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

         None.

Item 2.  Changes in Securities and Use of Proceeds
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive officer and Acting Chief Financial Officer pursuant to 18U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TILDEN ASSOCIATES, INC.

Date: November 21, 2005
                                       /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive