Form 10KSB
period 2005-12-31
TILDEN ASSOCIATES INC
filed 2006-04-17
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year was $1,368,571.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $732,888 based upon the $0.12 average bid price of these shares on the NASDAQ Stock Market on April 14, 2006.

As of April 14, 2006, there were 16,225,903 outstanding shares of Common Stock, $.0005 par value per share.

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

Subsequent Events

      On January 23, 2006 the Company signed a Letter of Intent with Global Cornerstone Group, Inc. (Global) whereby the Company will acquire 100% of the issued and outstanding shares of common stock of Global, for approximately 95% of the issued and outstanding shares of the Company at the time of the transaction. This transaction will occur on or about the same time that the management of the Company will acquire all of the operations of the Company leaving the Company with no assets and or liabilities. These transactions will close no later than April 30, 2006 unless the date of closing is extended by mutual agreement.


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

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2003. The space is approximately 1,600 square feet. The space is sufficient for the Company's needs for the foreseeable future

      In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2005, the Company owned and leased to its franchises a total of eight (8) sites.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Small Cap Market, under the symbol "TLDN.OB". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2005 and 2004. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                 2005                           HIGH              LOW
                 -------------------------------------      ------------      -----------
                 FIRST QUARTER
                 Common Stock                                  $ .06             $.04

                 SECOND QUARTER
                 Common Stock                                  $ .05             $ .07

                 THIRD QUARTER
                 Common Stock                                  $ .15             $ .05

                 FOURTH QUARTER
                 Common Stock                                  $ .05             $ .16

                                 2004                           HIGH              LOW
                 -------------------------------------      ------------      -----------

                 FIRST QUARTER
                 Common Stock                                  $ .12             $ .07

                 SECOND QUARTER
                 Common Stock                                  $ .11             $ .07

                 THIRD QUARTER
                 Common Stock                                  $ .08             $ .04

                 FOURTH QUARTER
                 Common Stock                                  $ .07             $ .04

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

      As of April 14, 2006, there were approximately 70 shareholders of record of the Company's common stock, excluding shares held in street name.

      As of December 31, 2005, the following information is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance, aggregated as follows:

                    Plan category                      Number of             Weighted average             Number of
                                                   securities to be         exercise price of             securities
                                                      issued upon              outstanding                remaining
                                                      exercise of           options, warrants        available for future
                                                      outstanding               and rights                 issuance
                                                   options, warrants
                                                      and rights

                                                           (a)                     (b)                        (c)
        Equity compensation
        plans approved by
        security holders                                       --                    --                           --
                                               ------------------------   -----------------------   ---------------------
        Equity compensation
        plans not approved by
        security holders                                6,067,000                 $0.01                    7,233,000
                                               ------------------------   -----------------------   ---------------------
        Total                                           6,067,000                 $0.01                    7,233,000
                                               ========================   =======================   =====================

Recent Sales of Unregistered Securities

      Options to purchase 1,300,000 shares of the Company's common stock were issued during the fourth quarter of year 2005.

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

RESULTS OF OPERATIONS
---------------------

Fiscal 2005 Compared to Fiscal 2004
-----------------------------------

      Revenue increased to $1,368,751 in the year 2005 from $1,350,225 in the year 2004, representing a 1% increase. The increase in revenue during the year was primarily attributed to the increase in sales from operation of company owned stores, initial franchise acquisition fees and rental income of $78,691, $48,784 and $15,301, respectively. These increases were primarily offset by decreases in market area sales, sales of company owned locations and royalty fees of $60,000, $35,000 and $12,436, respectively.

      Operating costs increased to $657,635 in 2005 from $445,775 in 2004, a 48% increase. The increase was primarily attributed to additional costs associated with rent paid for real estate sublet, costs of operation of company owned stores, costs of locations purchased for resale and broker fees of $71,479, $63,746, $52,730 and $37,400, respectively. These increases were offset by a decrease of $14,218 in costs of equipment for resale.

      Selling, general and administrative expenses increased to $715,249 in the year 2005 from $666,816 in the year 2004, a 7% increase. The increase was primarily due to increases in salaries and wages, professional fees and travel and entertainment of $65,123, $17,919 and $10,895, respectively. These increases were offset by decreases in bad debt expense and miscellaneous expenses of $47,769 and $7,183, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at December 31, 2005 was $647,759, compared to working capital of $587,021 at December 31, 2004. The ratio of current assets to current liabilities was 2.55:1 at December 31, 2005 and 3.90:1 at December 31, 2004. Cash flow provided by operations for the year 2005 was $206,146, compared to cash flow provided by operations for the year 2004 of $105,372.

Cash and accounts and notes receivable increased to $954,297 at December 31, 2005 from $755,175 at December 31, 2004, while accounts payable and accrued expenses increased to $95,988 at December 31, 2005 from $70,539 at December 31, 2004.

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

The Company has $647,759 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

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

The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under its charter. The Audit Committee met two times during the 2005 fiscal year.

In overseeing the preparation of the Company's financial statements, the Audit Committee met with both management and the Company's outside auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with generally accepted accounting principals, and the Audit Committee discussed the statements with both management and the outside auditors. The Audit Committee's review included discussion with the outside auditors of matters required to be discussed pursuant to Statements on Auditing Standards No. 61 and 90 (Communication with Audit Committees)>

With respect to the Company's outside auditors, the Audit Committee among other things, discussed with Aaron Stein matters relating to its independence, including the written disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee).

On the basis of these reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

                                          POSITIONS
NAME                        AGE           W/ COMPANY                              DIRECTOR SINCE
---------------------------------------------------------------------------------------------------
Robert Baskind               64           Chairman of the Board, Chief                 1996
                                          Executive Officer

Marvin Kramer                72           Senior Vice-President of Law and             1996
                                          Finance, Director

Arthur Singer                38           Director                                     1996

Jason Baskind                33           Director of Franchise                        2003
                                          Development

DIRECTORS

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

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2005 through December 31, 2005, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2005, 2004, 2003. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table

                          YEAR       COMPENSATION            OPTIONS GRANTED
                     -----------------------------------------------------------

Robert Baskind            2005       $130,385                    600,000
                          2004       $100,000                    600,000
                          2003       $ 90,000                    600,000

                  Aggregate Option Exercises in Last Fiscal Year and Year-End Options
-----------------------------------------------------------------------------------------------------------
                                                                       Securities             Value of
                                                                       Underlying           Unexercised
                                                                       Unexercised          In-the-Money
                                       Share                            Options at           Options at
                                      Acquired                         Year-end (#)         Year-end ($)
                                        On            Value            Exercisable/         Exercisable/
Name and Principal Position           Exercise       Realized          Unexercisable        Unexercisable
-----------------------------------------------------------------------------------------------------------
Robert Baskind,                          0              $0             2,900,000 / 0        $192,000 / $0
Chairman of the Board, Chief
Executive Officer

                                                      Option/SAR Grants in Last Fiscal Year

                                                                Individual Grants
                                      ----------------------------------------------------------------------

                                         Number of securities
                                              underlying                          Percent of total options
                                            options granted                         granted to employees
                                      -----------------------------            -----------------------------
           Robert Baskind                       600,000                                      53%


Employment Agreements:

      An employment agreement for the year 2005 existed for the following officer and key employee:

      Robert Baskind: An agreement in the amount of $130,385. Due to the low level of working capital maintained during 2002 and 2001, the Company was unable to fulfill its obligation to pay the officer his entire salary in accordance with the terms of the contract. As of December 31, 2002, the Company was liable for unpaid salary. It has been specifically agreed when and if the Company shall have sufficient earnings and cash flow, in the opinion of management, deferred amounts shall be paid. All unpaid salary was accrued and included in accrued expenses on the balance sheet at December 31, 2002. During 2001, the president agreed to forego his prior salary. Accordingly, the $35,000 of previously accrued salaries was reversed and the benefit included in the statement of operations. Additionally, during 2001, the president agreed to receive $67,758 as his total salary for the year. He is entitled to five percent (5)% increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, expires in 2010. In February of 2003, Mr. Baskind received 214,000 shares of the Company's common stock registered on Form S-8 in satisfaction of partial salary, other compensation and expenses owed to him by the Company. The market value of those shares when issued was $19,260.

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

      During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.01. As of December 31, 2004, all 1,300,000 were unexercised and remain outstanding.

Tilden Associates, Inc. 2005 Stock Option Plan

      In December 2005, the Company adopted the Tilden Associates, Inc. 2005 Option Plan ("the 2005 Plan"). Under the terms of the 2005 Plan the Company has reserved 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

During 2005, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.01. As of December 31, 2005, all 1,300,000 were unexercised and remain outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

      The following table sets forth, as of December 31, 2005: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

NAME AND                              BENEFICIAL           PERCENT OF COMMON
ADDRESS                               OWNERSHIP            STOCK OUTSTANDING
--------------------------------------------------------------------------------

Robert Baskind                        8,661,600 (1)              43.1%
300 Hempstead Turnpike
West Hempstead, NY 11552

Arthur Singer                         2,566,900 (2)              18.3%
300 Hempstead Turnpike
West Hempstead, NY 11552

Jason Baskind                         8,661,600 (3)              43.1%
300 Hempstead Turnpike
West Hempstead, NY 11552

Marvin Kramer                         2,566,900 (4)              18.3%
300 Hempstead Turnpike
West Hempstead, NY 11552

Officers and Directors as a          11,228,500                  32.9%
group (4 Persons)
--------------------------------------------------------------------------------

(1) Ownership includes 3,331,600 shares of the Company's common stock and 2,900,000 options in his own name as well as 330,000 shares of the Company's common stock and 2,100,000 options imputed to him from his son Jason Baskind.

(2) Ownership includes 451,100 shares of the Company's common stock and 200,000 options in his own name as well as 1,165,800 shares of the Company's common stock and 750,000 options imputed to him from his father-in-law Marvin Kramer.

(3) Ownership includes 330,000 shares of the Company's common stock and 2,100,000 options in his own name as well as 3,331,600 shares of the Company's common stock and 2,900,000 options imputed to him from his father Robert Baskind.

(4) Ownership includes 1,165,800 shares of the Company's common stock and 750,000 options in his own name as well as 451,100 shares of the Company's common stock and 200,000 options imputed to him from his son-in-law Arthur Singer.

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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                           DECEMBER 31, 2005 AND 2004

                                Table of Contents

                                                                 Page

Report of Independent Registered Public Accounting Firm          F - 1

Report of Independent Registered Public Accounting Firm          F - 2

Consolidated Balance Sheets                                      F - 3

Consolidated Statements of Operations                            F - 4

Consolidated Statements of Cash Flows                            F - 5

Consolidated Statements of Stockholders' Equity                  F - 6

Notes to Consolidated Financial Statements                       F - 7 -  F - 15


SUPPLEMENTAL INFORMATION :

      Report of Independent Registered Public Accounting
      Firm on Supplemental Information                           F - 16

      Report of Independent Registered Public Accounting
      Firm on Supplemental Information                           F - 17

      Consolidated Statements of Selling, General
      and Administrative Expenses                                F - 18

Aaron Stein
Certified Public Accountant
                                                                  PO Box 406
                                                                981 Allen Lane
                                                              Woodmere, NY 11598
                                                                 516-569-0520



             Report of Independent Registered Public Accounting Firm



To The Board of Directors and Stockholders
Tilden Associates, Inc. and Subsidiaries
West Hempstead, New York



      I have audited the accompanying consolidated balance sheet of Tilden Associates, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statement of operations, cash flows, and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Tilden Associates, Inc. and Subsidiaries, as of December 31, 2004, were audited by auditors whose report, dated March 29, 2005 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





Aaron Stein, CPA
Woodmere, New York
March 29, 2006


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







                                         Goldstein & Ganz, CPA's, P.C.
Great Neck, New York
March 29, 2005

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                    December 31,
                                                                            ----------------------------
                                                                                2005            2004
                                                                            ------------    ------------
Cash and cash equivalents                                                   $    444,637    $    258,826
Accounts and notes receivable - net of allowance for doubtful accounts of
     $449,523 and $382,439 at December 31, 2005 and 2004, respectively           509,660         438,716
Prepaid expenses and other current assets                                         46,515          12,900
Loan Receivable - Oilmatic                                                        65,000          79,258
                                                                            ------------    ------------
     Total current assets                                                      1,065,812         789,700

Property and equipment, net of accumulated depreciation
      of $19,723 and $18,035, respectively                                         6,169           8,521
                                                                            ------------    ------------

Intangible assets, net                                                           568,003         570,049
Security deposits                                                                 52,052          53,427
Accounts and notes receivable, net of current portion                                 --          57,633
                                                                            ------------    ------------
     Total other assets                                                          620,055         681,109
                                                                            ------------    ------------

     Total assets                                                           $  1,692,036    $  1,479,330
                                                                            ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                       $     95,988    $     70,540
Deposits on franchise acquisitions                                               260,500          93,000
Income taxes payable                                                              40,143          18,140
Notes payable, current portion                                                    21,422          21,000
                                                                            ------------    ------------
     Total current liabilities                                                   418,053         202,680

Notes payable, net of current portion                                              1,933           4,651
Security deposits                                                                 83,359          70,662
                                                                            ------------    ------------
     Total liabilities                                                           503,345         277,993
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
     11,425,903 shares issued and outstanding at December 31,
     2005 and 2004, respectively                                                   5,713           5,713
Additional paid-in capital                                                     1,639,966       1,639,966
Retained earnings (accumulated deficit)                                         (436,988)       (424,342)
                                                                            ------------    ------------
                                                                               1,208,691       1,221,337
Less: treasury stock - 40,000 shares, stated at cost                             (20,000)        (20,000)
                                                                            ------------    ------------
     Total stockholders' equity                                                1,188,691       1,201,337
                                                                            ------------    ------------

     Total liabilities and stockholders' equity                             $  1,692,036    $  1,479,330
                                                                            ============    ============

            See notes to condensed consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                         ----------------------------
                                                             2005            2004
                                                         ------------    ------------
REVENUES
Initial franchise acquisition fees                       $    148,784    $    100,000
Royalty fees                                                  595,860         608,296
Market Area Sales                                                  --          60,000
Sales from operation of Company owned store                    78,691              --
Sale of equipment purchased for resale, net of refunds         15,372          25,331
Sales of company owned locations                              180,000         215,000
Advertising income                                                 --           5,654
Miscellaneous income                                           14,229          15,610
Rental income                                                 335,635         320,334
                                                         ------------    ------------
        Total revenues                                      1,368,571       1,350,225
                                                         ------------    ------------

COST OF OPERATIONS
Brokers Fees                                                   73,400          36,000
Franchise development fees                                     51,156          47,872
Cost of locations purchased for re-sale                       115,730          63,000
Purchase of equipment for resale                                4,300          18,518
Costs of operation of Company owned stores                     82,338          18,592
Advertising costs - cooperative                                    --           2,561
Rent from realty corporations                                 330,711         259,232
                                                         ------------    ------------
        Total cost of operations                              657,635         445,775
                                                         ------------    ------------

Gross profit                                                  710,936         904,450
Selling, general and administrative expenses                  715,249         666,816
                                                         ------------    ------------

Income from operations before other income and
        expenses and provision for income taxes                (4,313)        237,634
                                                         ------------    ------------

OTHER INCOME (EXPENSES)
Interest income                                                15,177           4,064
Interest expense                                                 (268)        (21,252)
                                                         ------------    ------------
        Total other income (expenses)                          14,909         (17,188)
                                                         ------------    ------------

Income before provision for income taxes                       10,596         220,446
Provision for income taxes                                     23,242           5,000
                                                         ------------    ------------
Net income                                               $    (12,646)   $    215,446
                                                         ============    ============

Per Share Data
--------------
Basic earnings per share                                 $       0.00    $       0.02
                                                         ============    ============
Diluted earnings per share                               $       0.00    $       0.02
                                                         ============    ============

Weighted average shares outstanding                        11,425,903      11,425,903
                                                         ============    ============

            See notes to condensed consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               December 31,
                                                       ----------------------------
                                                           2005            2004
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $    (12,646)   $    215,446
Adjustments to reconcile net income to net cash
provided by operating activities:
        Provision for bad debt                              165,875         233,617
        Depreciation and amortization expense                 3,734           4,853
        Gain on sale of company owned location              (58,270)             --
Changes in operating assets and liabilities
        Accounts and notes receivable                      (102,216)       (327,498)
        Loans to Oilmatic                                    14,258         (79,258)
        Prepaid expenses and other current assets           (33,615)         (8,423)
        Security deposit receivable                           1,375          (8,400)
        Accounts payable and accrued expenses                25,451          24,973
        Deposit on franchise acquisitions                   167,500          42,500
        Income taxes payable                                 22,003            (550)
        Security deposits payable                            12,697           8,112
                                                       ------------    ------------
Net cash provided by operating activities                   206,146         105,372
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of equipment                         664              --
                                                       ------------    ------------
Net cash (used for) investing activities                        664              --
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payment of notes payable                            (20,999)        (49,001)
                                                       ------------    ------------
Net cash (used for) financing activities                    (20,999)        (49,001)
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents        185,811          56,371
Cash and cash equivalents - beginning                       258,826         202,455
                                                       ------------    ------------
Cash and cash equivalents - ending                     $    444,637    $    258,826
                                                       ============    ============

            See notes to condensed consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                     Common stock                                                Treasury stock
                              ---------------------------    Additional     Accumulated    -------------------------   Stockholders'
                                   Shares       Amount     Paid In Capital    Deficit        Shares         Amount        Equity
                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 2003       11,425,903  $      5,713   $  1,639,966   $   (639,788)      (40,000)  $    (20,000)  $    985,891

Net income for the year
    ended Decemeber 31, 2004                                                    215,446                                     215,446

                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 2004       11,425,903         5,713      1,639,966       (424,342)      (40,000)       (20,000)     1,201,337
                              -----------------------------------------------------------------------------------------------------

Net (loss) for the year
    ended Decemeber 31, 2005                                                    (12,646)                                    (12,646)

                              -----------------------------------------------------------------------------------------------------
Balance, December 31, 2005       11,425,903  $      5,713   $  1,639,966   $   (436,988)      (40,000)  $    (20,000)  $  1,188,691
                              =====================================================================================================

            See notes to condensed consolidated financial statements.

                     TILDEN ASSOCIATES, INC and SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - Accounts and Notes Receivable

      Accounts and notes receivable consisted of the following:

                                                          December 31     December 31,
                                                              2005            2004
                                                          ------------    ------------
          Trade receivables from franchisees              $    762,996    $    744,823
          Installment loans due between August 31, 2005
          and May 31, 2009 with varying interest rates
          between 6.0% and 8.0%                                196,187         133,965
                                                          ------------    ------------
                                                               959,183         878,788
          Less allowance for doubtful accounts                (449,523)       (382,439)
                                                          ------------    ------------
                                                               509,660         496,349
          Less current portion                                (509,660)       (438,716)
                                                          ------------    ------------
          Non-current accounts and notes receivable       $         --    $     57,633
                                                          ============    ============

NOTE 3 - Property and Equipment

      Property and equipment consisted of the following:

                                            December 31     December 31,
                                                2005            2004
                                            ------------    ------------
          Machinery and shop equipment      $      5,642    $      5,300
          Signage                                  4,617           5,623
          Furniture                               10,913          10,913
          Leasehold Improvements                   4,720           4,720
                                            ------------    ------------
                                                  25,892          26,556
          Less accumulated depreciation          (19,723)        (18,035)
                                            ------------    ------------
          Property and equipment, net
              of accumulated depreciation   $      6,169    $      8,521
                                            ============    ============

NOTE 4 - Intangible Assets

      Intangible assets consisted of the following:

                                            December 31     December 31,
                                                2005            2004
                                            ------------    ------------
          Trademarks                        $     28,183    $     28,183
          Franchise & market area rights         746,657         746,657
          Organizational costs                    11,325          11,325
                                            ------------    ------------
                                                 786,165         786,165
          Less accumulated amortization         (218,162)       (216,116)
                                            ------------    ------------
          Property and equipment, net
              of accumulated depreciation   $    568,003    $    570,049
                                            ============    ============

NOTE 5 - Notes Payable

      Notes payable consisted of the following:

                                                         December 31     December 31,
                                                             2005            2004
                                                         ------------    ------------
          Bank loan bearing interest at 9.0%
          maturing May of 2005                                     --    $      8,266

          Term loan bearing interest at prime plus
          2.5% due April of 2005                                   --          10,620

          Notes payable bearing interest up to 25%
          maturing between March 2006 and July of 2007         23,355           6,765
                                                         ------------    ------------
                                                               23,355          25,651
          Less current portion                                (21,422)        (21,000)
                                                         ------------    ------------
          Notes payable, net of current portion          $      1,933    $      4,651
                                                         ============    ============

NOTE 6 - Income Taxes

      Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

      Consolidated income tax expense consisted of the following:

                                                  December 31
                                          ---------------------------
                                              2005           2004
                                          ------------   ------------
          Current
              Federal                     $     14,500   $         --
              State                              8,742          5,000
                                          ------------   ------------
          Total current provision               23,000          5,000

          Deferred
              Federal                               --             --
              State                                 --             --
                                          ------------   ------------
          Total deferred provision                  --             --
                                          ------------   ------------
          Total income tax expense        $     23,242   $      5,000
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

      Net operating loss carryovers at December 31, 2005 were approximately $52,646 and will expire in 2022. The Company anticipates utilizing these carryovers in 2005.

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

                2006                                  $    600,464
                2007                                       470,408
                2008                                       469,340
                2009                                       307,325
                2010 and thereafter                        578,156
                                                      ------------
                                                      $  2,425,693
                                                      ============


      The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the year ended December 31, 2005 was approximately $19,825.

      The future minimum annual rental payments for the years ended December 31, are as follows:

                2006                                        18,825
                2007                                        19,725
                2008                                        15,300
                                                      ------------
                                                      $     53,850
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

NOTE 8 - Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31 2005 one account exceeded federally insured limits by approximately $182,000 and at December 31, 2004 there were no balances, which exceeded the federally insured limits. Also, at December 31 2005 and December 31, 2004, the Company had accounts and notes receivable from franchisees of approximately $509,700 and $496,300, respectively, net of an allowance for doubtful accounts of approximately $449,500 and $382,400, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

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

NOTE 10 - Stock Options

Tilden Associates, Inc. Stock Option Plans

      From May 1998 to December 2005, the Company adopted several Tilden Associates, Inc. Stock Option Plans ("the Plans") on an annual basis. Under the terms of the Plans on, the Company has reserved 1,500,000 shares subject to options or 3,000,000 shares subject to options. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

      During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of December 31 2005, 17,000 options were unexercised and remain outstanding.

      During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of December 31 2005, 850,000 were unexercised and remain outstanding.

      During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of December 31 2005, 1,300,000 options were unexercised and remain outstanding.

      During 2003, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of December 31 2005, 1,300,000 were unexercised and remain outstanding.

      During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.01. As of December 31 2005, 1,300,000 were unexercised and remain outstanding.

      During 2005, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2005 Plan at an exercise price of $0.02. As of December 31 2005, 1,300,000 were unexercised and remain outstanding.

      The Company applies APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the year ended December 31 2005 and 2004, respectively.

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

                                    Options Outstanding                      Options exercisable
                         -----------------------------------------     -------------------------------
                                            Weighted      Weighted                         Weighted
                                              avg.          avg.                             avg.
           Range of                         remaining     exercise                         exercise
            prices            Number          life         price           Number           price
            ------            ------          ----         -----           ------           -----
        $0.01-$0.05          6,050,000          5          $0.01          6,050,000         $0.01
        $0.50                   17,000         10           0.50             17,000          0.50
        ----------------------------------------------------------------------------------------------
        $0.01-$0.50          6,067,000          5          $0.01          6,067,000         $0.01
        ----------------------------------------------------------------------------------------------

A summary of option transactions for the two years ended December 31, 2005 follows:

                                                                      Options       Weighted Avg. option price
               ------------------------------------------------------------------------------------------------
                     Outstanding at December 31, 2003                3,467,000                            $.02
               ------------------------------------------------------------------------------------------------
                     Granted                                         1,300,000                             .02
                     Exercised                                              --                              --
                     Expired or Surrendered                                 --                              --
               ------------------------------------------------------------------------------------------------
                     Outstanding at December 31, 2004                4,767,000                            $.01
               ------------------------------------------------------------------------------------------------
                     Granted                                         1,300,000                             .02
                     Exercised                                              --                              --
                     Expired or Surrendered                                 --                              --
               ------------------------------------------------------------------------------------------------
                     Outstanding at December 31, 2004                6,067,000                            $.01
               ------------------------------------------------------------------------------------------------

Pro Forma Fair Value Disclosures
--------------------------------

      Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the company's income from continuing operations and earnings per share for the two years ended December 31, 2005 and 2004, would have been impacted as shown in the following table:

                                                       December 31, 2005       December 31, 2004
-------------------------------------------------------------------------------------------------
Net Income (Loss)
              As reported                                       ($12,646)               $215,446
              Pro forma                                         ($55,477)               $203,139
Basic and diluted earnings per share
              As reported                                          $0.00                   $0.02
              Pro forma                                            $0.00                   $0.02
-------------------------------------------------------------------------------------------------

NOTE 11 -  Advances to Oilmatic Franchising Corp.

      On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. (International) Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. Oilmatic entered into a stipulation and agreement in November, 2005 to settle their suit for $65,000 payable in eighteen equal monthly installments of $3,611.11 commencing January, 2006.

NOTE 12 - Franchises and Market Area Activities

Franchises

      During the years ended December 31 2005 and 2004, the Company sold six and four new franchises, respectively. As of December 31 2005 and 2004, the Company had 50 and 46 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

      During the year ended December 31 2005, no rights to develop new market areas were sold.

NOTE 13 - Supplemental Cash Flow information

      Non-cash transactions recorded during the year ended December 31 2005, consisted of: (1) the recording of a provision for bad debts of $165,875 (2) the recording of a depreciation and amortization of $3,734 and (3) settlement of accounts receivable of $22,030, acceptance of note receivable of $99,000 and issuance of note payable of $18,700 all in connection with the purchase and sale of a franchise location. NOTE 14 - Company Owned Store

      During the year ending December 31, 2004, a franchisee of the Company abandoned a store located in Trenton, New Jersey. The Company believes the location and the lease have sufficient value to warrant utilizing some of its resources to continue operating the store and retain the location while trying to locate a new franchisee for that facility or a new assignee for the lease. Since the Company is not regularly in the business of operating these facilities and has limited resources, it has attempted to maintain this location while incurring as little expense and effort as possible. Accordingly, it has not installed the normal controls and reporting systems that it might otherwise place into effect at this facility. The financial activity of this store is not considered by management to be significant. Effective January 1, 2005 the Company entered into a management agreement with an individual to operate this location and pay the Company rent only for the premises.

NOTE 15 - Quarterly Results of Operations

      Below is a summary of the quarterly results of operations for each quarter of 2005 and 2004:

      2005                                                      First           Second         Third           Fourth
                                                             ------------    ------------   ------------    ------------
      Revenues                                               $    357,098    $    395,336   $    354,340    $    261,797

      Gross profit                                                192,034         185,333        206,621         126,948

      Net income (loss)                                            19,562          29,712         33,562         (95,482)

      Basic and diluted income (loss) per common share               0.00            0.00           0.00          (0.01)


      2004                                                      First           Second         Third           Fourth
                                                             ------------    ------------   ------------    ------------

      Revenues                                               $    269,596    $    511,924   $    229,205    $    339,500

      Gross profit                                                171,342         345,702        144,792         242,614

      Net income (loss)                                            (6,412)        155,806         (6,779)         72,831

      Basic and diluted income (loss) per common share               0.00            0.01           0.00            0.01
      ------------------------------------------------------------------------------------------------------------------

NOTE 16 - Subsequent Events

      On January 23, 2006 the Company signed a Letter of Intent with Global Cornerstone Group, Inc. (Global) whereby the Company will acquire 100% of the issued and outstanding shares of common stock of Global, for approximately 95% of the issued and outstanding shares of the Company at the time of the transaction. This transaction will occur on or about the same time that the management of the Company will acquire all of the operations of the Company leaving the Company with no assets and or liabilities. These transactions will close no later than April 30, 2006 unless the date of closing is extended by mutual agreement.

      On March 15, 2006 an officer, director and employee of the Company exercised 4,800,000 options in aggregate resulting in the issuance of 4,800,000 shares of common stock of the Company.

       Aaron Stein
Certified Public Accountant
                                                                  PO Box 406
                                                                981 Allen Lane
                                                              Woodmere, NY 11598
                                                                 516-569-0520



             Report of Independent Registered Public Accounting Firm
                      On Supplemental Financial Information


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Hempstead, New York


      My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and Subsidiaries for the year 2005 appears on page F-1. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page 17, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for 2005 and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The 2004 supplementary information presented in the schedule of selling, general and administrative expenses on that page was subjected to the auditing procedures applied in the 2004 audit of the basic financial statements by other auditors, whose report on such information stated that it was fairly stated in all material respects in relation to the 2004 basic financial statements taken as a whole.




Aaron Stein
Woodmere, New York
March 29, 2006


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

                           GREAT NECK, NEW YORK 11021
                                                                      Member of The New York State
                                   ------------                       Society of Certified Public
                                                                      Accountants
                                 (516) 487-0110

                             Facsimile (516) 487-2928


             Report of Independent Registered Public Accounting Firm
                      On Supplemental Financial Information


To The Board of Directors and Stockholders of Tilden Associates, Inc.
Hempstead, New York

      Our report on the audits of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2004 and 2003 appears on page F-2. These audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

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




Great Neck, New York                                Goldstein & Ganz, CPA's, PC

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                                       Year Ended December 31,
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------

Salaries and wages                                  $    153,418    $    118,680
Officer's salary                                         130,385         100,000
Payroll and other taxes                                   20,513          22,964

Bad debt expense                                         165,848         213,617
Professional fees                                         94,657          76,738
Consulting                                                 7,100           5,100

Rent                                                      19,825          17,227
Office expense                                            18,788          15,455
Telephone expense                                          7,347           7,132

Travel and entertainment                                  51,530          40,635
Training                                                   8,500           4,833
Automobile expense                                         4,924           7,891

Fees and licenses                                         12,144          12,077
Amortization expense                                       2,046           2,713
Depreciation expense                                       1,688           2,140

Advertising                                                2,214           3,885
Insurance                                                 10,387           4,611
Miscellaneous expense                                      3,935          11,118
                                                    ------------    ------------

                                                    $    715,249    $    666,816
                                                    ============    ============

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 14, 2006                            TILDEN ASSOCIATES, INC.


                                                By: /s/ ROBERT BASKIND
                                                    ----------------------------
                                                    Robert Baskind
                                                    President and
                                                     Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                               Titles                        Date

By: /s/ ROBERT BASKIND       Chairman of the Board, President,    April 14, 2006
    ---------------------    Chief Executive Officer (Principal
    Robert Baskind           Executive and Financial Officer)


By: /s/ MARVIN E KRAMER      Director, Vice President             April 14, 2006
    ---------------------    Of Law & Finance
    Marvin E. Kramer