Form 10QSB
period 2006-03-31
TILDEN ASSOCIATES INC
filed 2006-06-21
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2006 was 16,225,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ] No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 2006 (unaudited)
            and December 31, 2005 (audited)                                   3

            Consolidated Statements of Income for the Three Month
            Periods Ended March 31, 2006 and 2005 (unaudited)                 4

            Consolidated Statements of Cash Flows for the Three
            Month Periods Ended March 31, 2006 and 2005 (unaudited)           5

            Notes to Condensed Consolidated Financial Statemtents        6 - 13


Item 2.     Management's Discussion and Analysis or Plan of Operation   14 - 15

Item 3.     Controls and Procedures                                          16

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                16

Item 2.     Changes in Securities and Use of Proceeds                        16

Item 3.     Defaults Upon Senior Securities                                  16

Item 4.     Submission of Matters to a Vote of Security Holders              16

Item 5.     Other Information                                                16

Item 6.     Exhibits                                                         16


SIGNATURE                                                                    17

CERTIFICATION                                                           18 - 19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31, 2006     December 31, 2005
                                                                     -----------------    -----------------
ASSETS                                                                  (Unaudited)           (Audited)
Current Assets
     Cash and cash equivalents                                       $         848,307    $         444,637
     Accounts and notes receivables from franchisees, net of
      allowance $435,323 and $449,523 at March 31, 2006 and
      December 31, of 2005, respectively                                       594,128              509,660
     Loan receivable - Stockholders                                             65,182
     Loan receivable - Oilmatic                                                 55,403               65,000
     Prepaid expenses and other current assets                                  30,166               46,515
                                                                     -----------------    -----------------
                Total Current Assets                                         1,593,186            1,065,812

Property, Plant and Equipment
     Property and equipment, net of accumulated depreciation
      of $19,992 and $19,723 at March 31, 2006 and December
      31, 2005, respectively                                                     5,900                6,169
                                                                     -----------------    -----------------

Other Assets
     Intangible assets, net                                                    567,624              568,003
     Security deposits                                                          58,852               52,052
                                                                     -----------------    -----------------
                Total Other Assets                                             626,476              620,055
                                                                     -----------------    -----------------

                Total Assets                                         $       2,225,562    $       1,692,036
                                                                     =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                           $         134,486    $          95,988
     Deposits on franchise acquisitions                                        409,311              260,500
     Income taxes payable                                                      126,943               40,143
     Notes payable, current portion                                             18,700               21,422
                                                                     -----------------    -----------------
                Total Current Liabilities                                      689,440              418,053

Non-Current Liabilities
     Notes payable, net of current portion                                          --                1,933
     Security deposits                                                         108,859               83,359
                                                                     -----------------    -----------------
                Total Liabilities                                              798,299              503,345
                                                                     -----------------    -----------------

Shareholders' Equity
     Common stock, $.0005 par value; 30,000,000 shares authorized,
        16,225,903 and 11,425,903 shares issued and outstanding at
        March 31, 2006 and December 31, 2005, respectively                       5,746                5,713
     Additional paid - in capital                                            1,704,934            1,639,966
     Retained earnings (accumulated deficit)                                  (263,417)            (436,988)
                                                                     -----------------    -----------------
                                                                             1,447,263            1,208,691
     Less: treasury stock - 40,000 shares, stated at cost                      (20,000)             (20,000)
                                                                     -----------------    -----------------
                Total Shareholders' Equity                                   1,427,263            1,188,691
                                                                     -----------------    -----------------
                Total Liabilities and Shareholders' Equity           $       2,225,562    $       1,692,036
                                                                     =================    =================

            See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                   2006           2005
                                                               ------------   ------------
Revenues
     Initial franchise acquisition fees                        $    175,000   $     25,000
     Royalty fees                                                   151,032        130,721
     Market Area Sales                                              100,000             --
     Sales from operations of company stores                         11,416         22,104
     Sale of equipment purchased for resale                          64,958             --
     Sale of Company owned locations                                 35,000        100,000
     Advertising income                                                  --          1,414
     Rental income from realty rental                               117,913         74,315
     Miscellaneous income                                             7,095          3,544
                                                               ------------   ------------
           Total  Revenue                                           662,414        357,098
                                                               ------------   ------------
Cost of Operations
     Broker's fees                                                   61,996         12,000
     Costs of locations purchased for resale                             --         58,105
     Franchise development fees                                      10,326         13,298
     Costs of operation of company owned stores                       6,613         16,388
     Costs of equipment for resale                                   43,175             --
     Rent paid for real estate sublet                               123,281         65,273
                                                               ------------   ------------
           Total  Operating  Costs                                  245,391        165,064
                                                               ------------   ------------

Gross Profit                                                        417,023        192,034
Selling, general and administrative expenses                        164,981        173,893
                                                               ------------   ------------

           Income (loss) from operations before other income
              and expenses and provision for income taxes           252,042         18,141

Other  Income  (Expense)
     Interest income                                                  8,328          4,736
     Interest expense                                                    --           (565)
                                                               ------------   ------------
           Total other income (expenses)                              8,328          4,171
                                                               ------------   ------------

Income (loss) before provision for income  taxes                    260,370         22,312
Provision for income taxes
     Current                                                         86,800          2,750
     Deferred                                                            --             --
                                                               ------------   ------------
           Net Income                                          $    173,570   $     19,562
                                                               ============   ============
Per Share Data
     Basic earnings per share                                  $       0.01   $       0.00
                                                               ============   ============
     Diluted earnings per share                                $       0.01   $       0.00
                                                               ============   ============
Weighted Average Shares Outstanding
     Basic                                                       15,873,166     11,425,903
                                                               ============   ============
     Diluted                                                     16,978,484     11,425,903
                                                               ============   ============

            See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2006            2005
                                                                 ------------    ------------
Operating Activities
  Net income                                                     $    173,570    $     19,562
  Adjustmens to reconcile net income to net cash used
        for operating activities:
    Depreciation and amortization                                         648             976
    Provision for bad debt                                             26,803          52,953
    Gain on sale of company owned location                                 --         (58,270)
  Changes in operating assets and liabilities
    Accounts and notes receivable                                    (111,271)        (24,935)
    Loan receivable - Stockholders                                    (65,182)
    Loan receivable - Oilmatic                                          9,597              --
    Prepaid expenses                                                   16,349              --
    Security deposits receivable                                       (6,800)             --
    Accounts payable and accrued expenses                              38,500          17,437
    Deposits on franchise acquisitions                                148,811          30,000
    Income taxes payable                                               86,800           1,753
    Security deposits payable                                          25,500           7,859
                                                                 ------------    ------------
Net cash provided by operating activities                             343,325          47,335
                                                                 ------------    ------------


Financing Activities
   Stock issued upon exercise of stock options                         65,000              --
   Repayment of notes payable                                          (4,655)        (15,299)
                                                                 ------------    ------------
Net cash (used for) financing activities                               60,345         (15,299)
                                                                 ------------    ------------

Net increase (decrease) in cash                                       403,670          32,036
Cash and cash equivalents at beginning of the period                  444,637         258,826
                                                                 ------------    ------------

Cash and cash equivalents at end of the period                   $    848,307    $    290,862
                                                                 ============    ============


Supplemental Cash Flow Information:
    Interest paid                                                $         --    $        565
                                                                 ============    ============
    Income taxes paid                                            $         --    $      2,247
                                                                 ============    ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General, Business and  of Significant Accounting Policies

General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The March 31, 2006 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Significant Accounting Policies

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

         Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of the temporary differences of revenue and expense items for financial statement and income tax purpose. Valuation allowances are provided against assets, which are not likely to be realized. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in our financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005 for Small Business filers which, in our case, was the quarter ended March 31, 2006.


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

         Presently, the Company owns the trademarks "Tilden for Brakes Car Care Centers", "Brakeworld", The Brake Shop" and "American Brake Service".

Goodwill

         Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. Goodwill is tested for impairment annually or under certain circumstances, and written off when determined to be impaired. In accordance with SFAS No. 142, the Company does not amortize goodwill for new acquisitions. The Company conducts tests for impairment and goodwill that is determined to have become impaired is written off.

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

Reclassifications

         Certain amounts in the 2005 financial statements were reclassified to conform to the 2006 presentation.


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

Recent Accounting Pronouncements

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

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised
2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in our financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces FASB 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This guidance is effective as of the first interim or annual reporting period beginning after December 15, 2005

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                             March 31,     December 31,
                                                               2006            2005
                                                           ------------    ------------
               Trade receivables from franchisees          $    830,053    $    762,996
               Installment loans due between August 31,
               2005 and May 31, 2009 with varying
               interest rates between 6.0% and 8.0%             199,398         196,187
                                                           ------------    ------------
                                                              1,029,451         959,183
               Less allowance for doubtful accounts            (435,323)       (449,523)
                                                           ------------    ------------
                                                                594,128         509,660
               Less current portion                            (594,128)       (509,660)
                                                           ------------    ------------
               Non-current accounts and notes receivable   $         --    $         --
                                                           ============    ============

NOTE 3 - Property and Equipment

         Property and equipment consisted of the following:

                                                   March 31,     December 31,
                                                     2006            2005
                                                 ------------    ------------
               Machinery and shop equipment      $      5,642    $      5,642
               Signage                                  4,617           4,617
               Furniture                               10,913          10,913
               Leasehold Improvements                   4,720           4,720
                                                 ------------    ------------
                                                       25,892          25,892
               Less accumulated depreciation          (19,992)        (19,723)
                                                 ------------    ------------
               Property and equipment, net
                   of accumulated depreciation   $      5,900    $      6,169
                                                 ============    ============

NOTE 4 - Intangible Assets

         Intangible assets consisted of the following:

                                                   March 31,     December 31,
                                                     2006            2005
                                                 ------------    ------------
               Trademarks                        $     28,183    $     28,183
               Franchise & market area rights         746,657         746,657
               Organizational costs                    11,325          11,325
                                                 ------------    ------------
                                                      786,165         786,165
               Less accumulated amortization         (218,541)       (218,162)
                                                 ------------    ------------
               Intangible assets, net
                   of accumulated amortization   $    567,624    $    568,003
                                                 ============    ============

NOTE 5 - Notes Payable

         Notes payable consisted of the following and were paid off in the second quarter of 2006 at a discount:

                                                         March 31,     December 31,
                                                           2006            2005
                                                       ------------    ------------
               Note payable bearing interest at 25%
               maturing in December of 2006                  18,700          23,355
                                                       ------------    ------------
                                                             18,700          23,355
               Less current portion                         (18,700)        (21,422)
                                                       ------------    ------------
               Notes payable, net of current portion   $         --    $      1,933
                                                       ============    ============

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                 March 31,
                                          -----------------------
                                             2006         2005
                                          ----------   ----------
               Current
                   Federal                $   69,000   $    1,800
                   State                      17,800          950
                                          ----------   ----------
               Total current provision        86,800        2,750

               Deferred
                   Federal                        --           --
                   State                          --           --
                                          ----------   ----------
               Total deferred provision           --           --
                                          ----------   ----------
               Total income tax expense   $   86,800   $    2,750
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

         Net operating loss carryovers at December 31, 2005 were approximately $52,646 and will expire in 2025. The Company anticipates utilizing these carryovers in 2005.

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

                  2006                                      450,348
                  2007                                      470,408
                  2008                                      469,340
                  2009                                      307,325
                  2010 and thereafter                       578,156
                                                        -----------
                                                        $ 2,275,577
                                                        ===========

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the three months ended March 31, 2006 was approximately $8,099.

         The future minimum annual rental payments are as follows:

                  2006                                       14,175
                  2007                                       19,725
                  2008                                       15,300
                                                        -----------
                                                        $    49,200
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

Consulting Agreement

         During 2003, the Company entered into two consulting agreements to provide public relations and other promotional services. In consideration for these services the Company issued 1,250,000 shares of its common stock valued at $52,500. The fair value of these services was charged to consulting expense. The Company believes that the terms of one of these agreements has not been fulfilled and has requested the return of 600,000 shares of common stock. If successful, the Company will reverse $25,200 of consulting expense and intends to hold the shares returned as treasury shares.

Comment letter from the Securities and Exchange Commission

        The Company has a received a comment letter from the Securities and Exchange Commission pertaining to certain prior filings made by the Company. The Company is in the process of responding to these comments. The Company does not know at this time if their responses will be acceptable or whether the Company will be required to restate certain prior financial statements and filings with the Securities and Exchange Commission.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2006 and at December 31, 2005, one account exceeded federally insured limits by approximately $336,600 and $182,000, respectively. Also, at March 31, 2006 and December 31, 2005, the Company had accounts and notes receivable from franchisees of approximately $594,100 and $509,700, respectively, net of an allowance for doubtful accounts of approximately $435,300 and $449,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of March 31, 2006, 17,000 options were unexercised and remain outstanding.

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of March 31, 2006, 600,000 options were exercised at $0.02 per share and 250,000 were unexercised and remain outstanding.

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of March 31, 2006, 1,125,000 options were exercised at $0.01 per share and 175,000 options were unexercised and remain outstanding.

         During 2003, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of March 31, 2006, 1,125,000 options were exercised at $0.01 per share and 175,000 options were unexercised and remain outstanding.

         During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.01. As of March 31, 2006, 850,000 options were exercised at $0.01 per share and 450,000 options were unexercised and remain outstanding.

         During 2005, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2005 Plan at an exercise price of $0.02. As of March 31, 2006, 1,100,000 options were exercised at $0.02 per share and 200,000 options were unexercised and remain outstanding.

         Through December 31, 2005, the Company applied APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the three months ended March 31, 2005.

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. During the three months ended March 31, 2006, the Company's results of operations reflected no compensation.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

         The following table summarizes information concerning outstanding and exercisable options at March 31, 2006 (contractual life in years):

                        Options Outstanding             Options exercisable
                  -------------------------------      ---------------------
                              Weighted    Weighted                  Weighted
                                avg.        avg.                      avg.
 Range of                     remaining   exercise                  exercise
  prices           Number       life       price        Number        price
-----------       ---------     ----       ------      ---------      ------
$0.01-$0.05       1,250,000       5         $0.01      1,250,000       $0.01
$0.50                17,000      10          0.50         17,000        0.50
----------------------------------------------------------------------------
$0.01-$0.50       1,267,000     7.5         $0.02      1,267,000       $0.02
----------------------------------------------------------------------------


NOTE 11 - Oilmatic Franchising Corp.

On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. (International) Through December 31 2004, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. Oilmatic entered into a stipulation and agreement in November, 2005 to settle their suit for $65,000 payable in eighteen equal monthly installments including principal and interest of $3,611 commencing January, 2006. As of March 31, 2006 the outstanding balance was $55,403.

Note 12 - Loan Receivable - Stockholders

During the first quarter of 2006, the president of the Company, a director and an employee of the Company, in aggregate, exercised 3,100,000 and 1,700,000 common stock options at $.01 and $.02 per share respectively, for an aggregate amount due the Company of $65,000. The Company received notes for $65,000 which bear interest at 9% per annum and are due and payable in full from the proceeds of the sale of the stock or December 31, 2006, whichever is earlier.


NOTE 13 - Franchises and Market Area Activities

Franchises

         During the three months ended March 31, 2006 and 2005, the Company sold seven new franchises and one new franchise during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of March 31, 2006, the Company held 57active franchised locations.

Market Areas

         During the three months ended March 31, 2006, no rights to develop new market areas were sold.

NOTE 14 - Supplemental Cash Flow information

         Non-cash transactions recorded during the three months ended March 31, 2006, consisted of: (1) the recording of a provision for bad debts of $26,803,
(2) the recording of a depreciation and amortization of $648 and (3) the recording of the exercise of options of $65,000. NOTE 15 - Company Owned Store

         During the year ending December 31, 2004, a franchisee of the Company abandoned a store located in Trenton, New Jersey. The Company believes the location and the lease have sufficient value to warrant utilizing some of its resources to continue operating the store and retain the location while trying to locate a new franchisee for that facility or a new assignee for the lease. Since the Company is not regularly in the business of operating these facilities and has limited resources, it has attempted to maintain this location while incurring as little expense and effort as possible. Accordingly, it has not installed the normal controls and reporting systems that it might otherwise place into effect at this facility. The financial activity of this store is not considered by management to be significant.

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2006 vs Three Months Ended March 31, 2005
----------------------------------------------------------------------

       Revenue increased to approximately $662,000 in the first quarter of 2006 from approximately $357,000 in the first quarter of 2005, representing a 85% increase. The increase in overall revenue was primarily attributed to increases in initial franchise acquisition fees, market area sales and the sale of equipment purchased for resale of approximately $150,000, $100,000 and $65,000, respectively. These increases were offset by a decrease in the sales of company owned locations of approximately $65,000.

     Operating costs increased to approximately $245,000 in the first quarter of 2006 from approximately $165,000 in the first quarter of 2005, representing a 49% increase. As a percentage of revenue, operating costs were 37% and 46%, respectively for the periods reported. The overall increase was primarily attributable to increases in broker fees, cost of equipment for resale and rent paid for real estate sublet of approximately $50,000, $43,000 and $58,000, respectively. These increases have been offset by a decrease in cost of locations purchased for resale of approximately $58,000.

      Selling, general and administrative expenses decreased to approximately $165,000 in the first quarter of 2006 from approximately $174,000 in the first quarter of 2005, representing a 5% decrease. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to a decrease in professional fees and bad debt expense of approximately $29,000 and $26,000, respectively. The decreases were offset by increases in salaries and wages and travel and entertainment of approximately $25,000 and $10,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at March 31, 2006 was approximately $904,000, compared to working capital of approximately $648,000 at December 31, 2005. The ratio of current assets to current liabilities was 2.3:1 at March 31, 2006 and 2.6:1 at December 31, 2005. Cash flow provided by operations through the first quarter of 2006 was approximately $343,000 compared to the cash flow provided by operations through the first quarter of 2005 of approximately $47,000.

     Accounts receivable - trade, net of allowances, increased to approximately $594,000 at March 31, 2006 from approximately $510,000 at December 31, 2005.

     Accounts payable increased to approximately $134,000 at March 31, 2006 from approximately $96,000 at December 31, 2005.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

    The Company has no lines of credit but is currently attempting to establish a line of credit.



Critical Accounting Policies:
-----------------------------

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

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities and Use of Proceeds
          None.

Item 3.   Defaults Upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.  Exhibits

         (a)      Exhibits

                  31.1 Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification by Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TILDEN ASSOCIATES, INC.



Date: June 20, 2006

                                             /s/ ROBERT BASKIND
                                             ---------------------------------
                                             Robert Baskind
                                             Chairman of the Board, President,
                                             and Chief Executive