Form 10QSB
period 2006-06-30
TILDEN ASSOCIATES INC
filed 2006-08-21
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006

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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2006 was 16,225,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:       Yes [ ]  No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at June 30, 2006 (unaudited)
            and December 31, 2005 (audited)                                   3

            Consolidated Statements of Income for the Six Month
            Periods Ended June 30, 2006 (unaudited) and 2005 (audited)        4

            Consolidated Statements of Cash Flows for the Six
            Month Periods Ended June 30, 2006 (unaudited) and 2005 (audited)  5

            Notes to Condensed Consolidated Financial Statemtents        6 - 14


Item 2.     Management's Discussion and Analysis or Plan of Operation   15 - 16

Item 3.     Controls and Procedures                                          17

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                17

Item 2.     Changes in Securities and Use of Proceeds                        17

Item 3.     Defaults Upon Senior Securities                                  17

Item 4.     Submission of Matters to a Vote of Security Holders              17

Item 5.     Other Information                                                17

Item 6.     Exhibits                                                         17


SIGNATURE                                                                    18

CERTIFICATION                                                           19 - 20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     June 30, 2006       December 31, 2005
ASSETS                                                                                 (Unaudited)           (Audited)
                                                                                    -----------------    -----------------
Current Assets
       Cash and cash equivalents                                                    $         864,703    $         444,637
       Accounts and notes receivables from franchisees, net of allowance $484,487
        and $449,523 at June 30, 2006 and December 31, of 2005, respectively                  577,574              509,660
       Loan receivable - Stockholders                                                          66,731                   --
       Loan receivable - Oilmatic                                                              48,180               65,000
       Prepaid expenses and other current assets                                               26,717               46,515
                                                                                    -----------------    -----------------
                     Total Current Assets                                                   1,583,905            1,065,812

Property, Plant and Equipment
       Property and equipment, net of accumulated depreciation of $20,259
       and $19,723 at June 30, 2006 and December 31, 2005, respectively                         5,633                6,169
                                                                                    -----------------    -----------------

Other Assets
       Intangible assets, net                                                                 567,244              568,003
       Security deposits                                                                       61,852               52,052
                                                                                    -----------------    -----------------
                     Total Other Assets                                                       629,096              620,055
                                                                                    -----------------    -----------------

                     Total Assets                                                   $       2,218,634    $       1,692,036
                                                                                    =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued expenses                                        $         146,655    $          95,988
       Deposits on business and franchise acquisitions                                        427,511              260,500
       Income taxes payable                                                                   126,943               40,143
       Notes payable, current portion                                                          18,700               21,422
                                                                                    -----------------    -----------------
                     Total Current Liabilities                                                719,809              418,053

Non-Current Liabilities
       Notes payable, net of current portion                                                       --                1,933
       Security deposits                                                                      108,858               83,359
                                                                                    -----------------    -----------------
                     Total Liabilities                                                        828,667              503,345
                                                                                    -----------------    -----------------

Shareholders' Equity
       Common stock, $.0005 par value; 30,000,000 shares authorized,
          16,225,903 and 11,425,903 shares issued and outstanding at
          June 30, 2006 and December 31, 2005, respectively                                     5,476                5,713
       Additional paid - in capital                                                         1,704,934            1,639,966
       Retained earnings (accumulated deficit)                                               (300,713)            (436,988)
                                                                                    -----------------    -----------------
                                                                                            1,409,697            1,208,691
       Less: treasury stock - 40,000 shares, stated at cost                                   (20,000)             (20,000)
                                                                                    -----------------    -----------------
                     Total Shareholders' Equity                                             1,389,697            1,188,691
                                                                                    -----------------    -----------------
                     Total Liabilities and Shareholders' Equity                     $       2,218,364    $       1,692,036
                                                                                    =================    =================

           See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                        June 30,
                                                                   ----------------------------    ---------------------------
                                                                       2006            2005            2006           2005
                                                                   ------------    ------------    ------------   ------------
Revenues
       Initial franchise acquisition fees                          $     50,000    $     45,000    $    225,000   $     70,000
       Royalty fees                                                     164,987         160,220         316,019        290,941
       Market Area Sales                                                100,000              --         200,000             --
       Sales from operations of company stores                            7,925          41,787          19,341         63,891
       Sale of equipment purchased for resale                             9,985              --          74,943             --
       Sale of Company owned locations                                       --          80,000          35,000        180,000
       Advertising income                                                    --              --              --          1,414
       Rental income from realty rental                                 131,346          66,210         249,259        140,525
       Miscellaneous income                                               9,119           2,119          16,214          5,663
                                                                   ------------    ------------    ------------   ------------
               Total  Revenue                                           473,362         395,336       1,135,776        752,434
                                                                   ------------    ------------    ------------   ------------
Cost of Operations
       Broker's fees                                                     53,662          20,400         115,658         32,400
       Costs of locations purchased for resale                               --          57,625              --        115,730
       Franchise development fees                                         7,547          12,889          17,873         26,187
       Costs of operation of company owned stores                         6,042          43,736          12,655         60,124
       Costs of equipment for resale                                      6,450              --          49,625             --
       Rent paid for real estate sublet                                 157,880          75,303         281,161        140,576
                                                                   ------------    ------------    ------------   ------------
               Total  Operating  Costs                                  231,581         209,953         476,972        375,017
                                                                   ------------    ------------    ------------   ------------

Gross Profit                                                            241,781         185,383         658,804        377,417
Selling, general and administrative expenses                            281,780         150,666         446,761        324,559
                                                                   ------------    ------------    ------------   ------------

               Income (loss) from operations before other income
                  and expenses and provision for income taxes           (39,999)         34,717         212,043         52,858

Other  Income  (Expense)
       Interest income                                                    4,964           3,165          13,292          7,901
       Interest expense                                                      --            (420)             --           (985)
                                                                   ------------    ------------    ------------   ------------
               Total other income (expenses)                              4,964           2,745          13,292          6,916
                                                                   ------------    ------------    ------------   ------------

Income (loss) before provision for income  taxes                        (35,035)         37,462         225,335         59,774
Provision for income  taxes
       Current                                                            2,260           7,750          89,060         10,500
       Deferred                                                              --              --              --             --
                                                                   ------------    ------------    ------------   ------------
               Net Income                                          $    (37,295)   $     29,712    $    136,275   $     49,274
                                                                   ============    ============    ============   ============
Per Share Data
       Basic earnings per share                                    $      (0.00)   $       0.00    $       0.01   $       0.00
                                                                   ============    ============    ============   ============
       Diluted earnings per share                                  $      (0.00)   $       0.00    $       0.01   $       0.00
                                                                   ============    ============    ============   ============
Weighted Average Shares Outstanding
       Basic                                                         16,225,903      11,425,903      16,225,903     11,425,903
                                                                   ============    ============    ============   ============
       Diluted                                                       16,225,903      11,425,903      17,331,221     11,425,903
                                                                   ============    ============    ============   ============

           See notes to condensed consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                     2006            2005
                                                                 ------------    ------------
Operating Activities
  Net income                                                     $    136,275    $     49,274
  Adjustmens to reconcile net income to net cash used
        for operating activities:
    Depreciation and amortization                                       1,295           1,953
    Provision for bad debt                                            107,635          64,057
    Exercise of stock options                                          (1,731)             --
    Gain on sale of company owned location                                 --         (58,270)
  Changes in operating assets and liabilities
    Accounts and notes receivable                                    (175,549)        (81,792)
    Loan receivable - Oilmatic                                         16,820              --
    Prepaid expenses                                                   19,798          (5,013)
    Security deposits receivable                                       (9,800)         (1,625)
    Accounts payable and accrued expenses                              50,668          34,451
    Deposits on franchise acquisitions                                167,011         100,000
    Income taxes payable                                               86,800           9,503
    Security deposits payable                                          25,499          11,696
                                                                 ------------    ------------
Net cash provided by operating activities                             424,721         124,234
                                                                 ------------    ------------

Financing Activities
   Repayment of notes payable                                          (4,655)        (18,483)
                                                                 ------------    ------------
Net cash (used for) financing activities                               (4,655)        (18,483)
                                                                 ------------    ------------

Net increase in cash                                                  420,066         105,751
Cash and cash equivalents at beginning of the period                  444,637         258,826
                                                                 ------------    ------------

Cash and cash equivalents at end of the period                   $    864,703    $    364,577
                                                                 ============    ============

Supplemental Cash Flow Information:
    Interest paid                                                $         --    $        985
                                                                 ============    ============
    Income taxes paid                                            $         --    $         --
                                                                 ============    ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General, Business and  of Significant Accounting Policies

General

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The June 30, 2006 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

     Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of the temporary differences of revenue and expense items for financial statement and income tax purpose. Valuation allowances are provided against assets, which are not likely to be realized

Leases

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

NOTE 2 - Accounts and Notes Receivable

      Accounts and notes receivable consisted of the following:

                                                            June 30,      December 31,
                                                              2006            2005
                                                          ------------    ------------
          Trade receivables from franchisees              $    864,971    $    762,996
          Installment loans due between August 31, 2005
          and May 31, 2009 with varying interest rates
          between 6.0% and 8.0%                                197,090         196,187
                                                          ------------    ------------
                                                             1,062,061         959,183
          Less allowance for doubtful accounts                (484,487)       (449,523)
                                                          ------------    ------------
                                                               577,574         509,660
          Less current portion                                (577,574)       (509,660)
                                                          ------------    ------------
          Non-current accounts and notes receivable       $         --    $         --
                                                          ============    ============

NOTE 3 - Property and Equipment

      Property and equipment consisted of the following:

                                              June 30,      December 31,
                                                2006            2005
                                            ------------    ------------
          Machinery and shop equipment      $      5,642    $      5,642
          Signage                                  4,617           4,617
          Furniture                               10,913          10,913
          Leasehold Improvements                   4,720           4,720
                                            ------------    ------------
                                                  25,892          25,892
          Less accumulated depreciation          (20,259)        (19,723)
                                            ------------    ------------
          Property and equipment, net
              of accumulated depreciation   $      5,633    $      6,169
                                            ============    ============

NOTE 4 - Intangible Assets

     Intangible assets consisted of the following:

                                              June 30,      December 31,
                                                2006            2005
                                            ------------    ------------
          Trademarks                        $     28,183    $     28,183
          Franchise & market area rights         746,657         746,657
          Organizational costs                    11,325          11,325
                                            ------------    ------------
                                                 786,165         786,165
          Less accumulated amortization         (218,921)       (218,162)
                                            ------------    ------------
          Intangible assets, net
              of accumulated amortization   $    567,244    $    568,003
                                            ============    ============

NOTE 5 - Notes Payable

     Notes payable consisted of the following and were paid off in the second quarter of 2006 at a discount:

                                                    June 30,      December 31,
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

     Consolidated income tax expense consisted of the following:

                                                      June 30,
                                             ---------------------------
                                                 2006           2005
                                             ------------   ------------
          Current
              Federal                        $     70,850   $      1,800

              State                                18,210            950
                                             ------------   ------------
          Total current provision                  89,060          2,750

          Deferred
              Federal                                  --             --
              State                                    --             --
                                             ------------   ------------
          Total deferred provision                     --             --
                                             ------------   ------------
          Total income tax expense           $     89,060   $      2,750
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

     Net operating loss carryovers at December 31, 2005 were approximately $52,646 and will expire in 2025. The Company anticipates utilizing these carryovers in 2006.

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

                  2006                                  300,232
                  2007                                  470,408
                  2008                                  469,340
                  2009                                  307,325
                  2010 and thereafter                   578,156
                                                    -----------
                                                    $ 2,125,461
                                                    ===========

     The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the six months ended June 30, 2006 was approximately $12,448.

     The future minimum annual rental payments are as follows:

                  2006                                    9,525
                  2007                                   19,725
                  2008                                   15,300
                                                    -----------
                                                    $    44,550
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

Comment letter from the Securities and Exchange Commission

     The Company has a received a comment letter from the Securities and Exchange Commission pertaining to certain prior filings made by the Company. The Company has responded to the comments. The Company does not know at this time if their responses will be acceptable or whether the Company will be required to restate certain prior financial statements and filings with the Securities and Exchange Commission.

Litigation
----------

     In July 2006, the Company was named in a lawsuit in the Chancery Court of the State of Delaware. These financials statements do not reflect any provision or costs in connection with this lawsuit as neither could be reasonably estimated as of the date of this filing.

NOTE 8 - Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2006 and at December 31, 2005, three accounts and one account exceeded federally insured limits by approximately $731,000 and $182,000, respectively. Also, at June 30, 2006 and December 31, 2005, the Company had accounts and notes receivable from franchisees of approximately $577,600 and $509,700, respectively, net of an allowance for doubtful accounts of approximately $484,500 and $449,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida, Texas and Colorado.

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

     During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of June 30, 2006, 17,000 options were unexercised and remain outstanding.

     During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of June 30, 2006, 850,000 were unexercised and remain outstanding.

     During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of June 30, 2006, 1,300,000 were unexercised and remain outstanding.

     During 2003, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of June 30, 2006, 1,300,000 were unexercised and remain outstanding.

     During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.01. As of June 30, 2006, 1,300,000 were unexercised and remain outstanding.

     During 2005, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2005 Plan at an exercise price of $0.02. As of June 30, 2006, 1,300,000 were unexercised and remain outstanding.

     Through December 31, 2005, the Company applied APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the six months ended June 30, 2005.

     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. During the six months ended June 30, 2006, the Company's results of operations reflected no compensation.

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

     The following table summarizes information concerning outstanding and exercisable options at June 30, 2006 (contractual life in years):

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
         ----------------------------------------------------------------------------

NOTE 11 -  Oilmatic Franchising Corp.

     On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. (International) Through December 31 2004, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. Oilmatic entered into a stipulation and agreement in November, 2005 to settle their suit for $65,000 payable in eighteen equal monthly installments including principal and interest of $3,611 commencing January, 2006. As of June 30, 2006 the outstanding balance was $48,180.

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

     During August 2006 in consideration of the rescission of the stock options issued, the loans receivable were cancelled.

NOTE 13 - Franchises and Market Area Activities

Franchises

     During the six months ended June 30, 2006 and 2005, the Company sold seven new franchises and one new franchise during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of June 30, 2006, the Company held 57 active franchised locations.

Market Areas

     During the six months ended June 30, 2006, 4 new market areas were sold.

NOTE 14 - Supplemental Cash Flow information

     Non-cash transactions recorded during the six months ended June 30, 2006, consisted of: (1) the recording of a provision for bad debts of $107,635 (2) the recording of a depreciation and amortization of $1,295 and (3) the recording of interest income on the loan to stockholders for the exercise of options of $65,000.

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

NOTE 16 - Subsequent Events

     In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleges that the exercise price of stock options were in violation of the Company's stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans.

     Marvin Kramer, Secretary and director of the Company died on July 26, 2006. The President of the Company, Robert Baskind has been named the new Secretary.

     On August 1, 2006 the Company secured a $250,000 revolving line of credit with Bank of America bearing interest at prime plus 1%.

     During August 2006, without conceding the accuracy or correctness of the plaintiffs' allegations, the Company has decided to rescind the stock options issued for the years 2001 through 2005 without prejudice to its right to issue stock options in the future.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2006 vs Three Months Ended June 30, 2005
--------------------------------------------------------------------

     Revenue increased to approximately $473,000 in the second quarter of 2006 from approximately $395,000 in the second quarter of 2005, representing a 20% increase. The increase in overall revenue was primarily attributed to an increase in market area sales, rental income, and sales of equipment of approximately $100,000, $65,000, and $10,000 respectively. These increases were offset by decreases in sales of company owned locations and sales from operation of company stores of approximately $80,000 and $34,000, respectively. The increase in market area sales was a result of the sale of rights to develop two new market areas in the second quarter, 2006 compared to none during the same period in 2005. The increase in rental revenue was attributable to the increase in new franchises obligated to the Company under sub-lease agreements. The decrease in sales of company owned locations in 2006 was attributable to a decrease in the number of locations sold from one during the second quarter 2005 to none during the same period in 2006.

     Operating costs increased to approximately $232,000 in the second quarter of 2006 from approximately $210,000 in the second quarter of 2005, representing a 10% increase. As a percentage of revenue, operating costs were 49% and 53%, respectively for the periods reported. The overall increase was primarily attributable to increases in rent paid for real estate sublet and broker fees of approximately $83,000 and $33,000, respectively. These increases have been offset by decreases in costs of locations purchased for resale and costs of operation of company owned stores of approximately $58,000 and $38,000, respectively. The increase in rent paid for sublease is a result of the increase in franchise locations on which the Company is subleasing to franchisees in 2006. The increase in broker fees during the second quarter 2006 was attributable to the increase in market area sales and initial franchise fees activity as compared to the same period in 2005.

     Selling, general and administrative expenses increased to approximately $282,000 in the second quarter of 2006 from approximately $151,000 in the second quarter of 2005, representing an 87% increase. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to an increase in bad debt expense, salaries and wages and professional fees of approximately $54,000, $31,000 and $21,000, respectively. The increase in bad debt expense was primarily attributable to an increase in the level of balances in accounts receivables requiring reserve. The increase in salaries paid was primarily attributable to performance-based increases in overall compensation paid to employees in 2006, and the increase in professional fees was primarily attributable to the increased costs of complying with Securities and Exchange Commission requirements. These increases were offset by decreases in training expense of approximately $4,000. The decrease in training expense was primarily attributable to the acquisition of franchises by qualified franchisees with experience in the industry.

Six Months Ended June 30, 2006 vs Six Months Ended June 30, 2005
----------------------------------------------------------------

     Revenue increased to approximately $1,135,000 through the second quarter of 2006 from approximately $752,000 in the second quarter of 2005, representing a 51% increase. The increase in overall revenue was primarily attributed to increases in market area sales, initial franchise acquisition fees, rental income, and sales of equipment purchased for resale of approximately $200,000, $155,000, $109,000, and $75,000, respectively. These increases were offset by decreases in sales of Company owned locations and from operation of company stores and sales of approximately $145,000 and $45,000, respectively. The increase in market area sales was attributable to an increase in the number of area rights sold from none in 2005 to four in 2006. The increase in initial franchise acquisition fees was a result of the increase in the number of franchise rights sold from three in 2005 to seven in 2006. The increase in rental revenue was attributable to the increase in new franchises obligated to the Company under lease for their locations. The increase in sales of equipment purchased for resale was primarily attributable to an increase in equipment and software sold to new franchisees. The decrease in sales of Company owned locations reflected the decrease in number of locations sold in 2006.

     Operating costs increased to approximately $477,000 through the second quarter of 2006 from approximately $375,000 through the second quarter of 2005, representing a 27% increase. As a percentage of revenue, operating costs decreased to 42% from 50%. The overall increase was attributable to increases in rent paid for real estate sublet, broker fees, and costs of equipment for resale and of approximately $141,000, $83,000, and $50,000 respectively. These increases were offset by decreases in costs of locations purchased for resale and costs of operation of Company owned stores of approximately $116,000, and $47,000, respectively. The increase in rent paid for sublease is a result of the increase in franchise locations on which the Company is subleasing to franchisees in 2006. The increase in broker fees was primarily attributable to the increase in market area and initial franchise fee rights sold in 2006. The increase in costs of equipment for resale is a result of the increase in equipment and software sold to new franchisees.

     Selling, general and administrative expenses increased to approximately $447,000 through the second quarter of 2006 from approximately $325,000 through the second quarter of 2005, representing a 38% increase. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to increases in salaries and wages, bad debt expense and travel and entertainment of approximately $56,000, $28,000 and $18,000, respectively. The increase in salaries and wages was primarily attributable to performance-based increases in compensation costs paid to employees. The increase in bad debt expense was primarily attributable to an increase in the number of franchises requiring reserve for bad debt during the period. Travel and entertainment was primarily attributable to the ongoing efforts of sales personnel to meet and acquire new franchisees throughout the country. These increases were partially offset by decreases in consulting fees and training expense of approximately $2,000 and $2,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital at June 30, 2006 was approximately $864,000, compared to working capital of approximately $648,000 at December 31, 2005. The ratio of current assets to current liabilities was 2.2:1 at June 30, 2006 and 2.6:1 at December 31, 2005. Cash flow provided by operations through the second quarter of 2006 was approximately $425,000 compared to the cash flow provided by operations through the second quarter of 2005 of approximately $124,000.

     Accounts receivable - trade, net of allowances, increased to approximately $578,000 at June 30, 2006 from approximately $510,000 at December 31, 2005.

     Accounts payable increased to approximately $147,000 at June 30, 2006 from approximately $96,000 at December 31, 2005.

     Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

     The Company has secured a $250,000 line of credit effective August 1, 2006 (see Financial Information, item 1, Notes to Condensed Consolidated Financial Statements).

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



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

               In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleges that the exercise price of stock options were in violation of the Company's stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans. The Company has retained local counsel to handle this matter. There have been substantive settlement discussions with the plaintiff. The Company anticipates that this matter will be settled by the parties in within the current fiscal quarter. If the matter is settled, it will not have a material effect upon the Company. In the event that matter is not settled, and the Company was to loose the action, it is impossible to determine if it would have a material effect on the Company.

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



Date: August 21, 2006

                                               /s/ ROBERT BASKIND
                                               ---------------------------------
                                               Robert Baskind
                                               Chairman of the Board, President,
                                               and Chief Executive