Form 10QSB
period 2006-09-30
TILDEN ASSOCIATES INC
filed 2006-12-14
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006


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


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2006 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                        Table of Contents for Form 10-QSB



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2006 (unaudited)
         and December 31, 2005 (audited)                                       3

         Consolidated Statements of Income for the Nine Month
         Periods Ended September 30, 2006 (unaudited) and 2005 (audited)       4

         Consolidated Statements of Cash Flows for the Nine
         Month Periods Ended September 30, 2006 (unaudited) and
         2005 (audited)                                                        5

         Notes to Condensed Consolidated Financial Statemtents            6 - 14


Item 2.  Management's Discussion and Analysis or Plan of Operation       15 - 17

Item 3.  Controls and Procedures                                              18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults Upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits                                                             18


SIGNATURE                                                                     19

CERTIFICATION                                                            20 - 21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             TILDEN ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                               September 30,   December 31,
                                                                                   2006            2005
                                                                               -------------   -------------
                                                                                (Unaudited)      (Audited)
ASSETS
Current Assets
  Cash and cash equivalents                                                    $     753,820   $     444,637
  Accounts and notes receivables from franchisees, net of allowance $453,967
     and $449,523 at September 30, 2006 and December 31, of 2005, respectively       585,631         509,660
  Loan receivable - Oilmatic                                                          37,347          65,000
  Prepaid expenses and other current assets                                           31,119          46,515
                                                                               -------------   -------------
                Total Current Assets                                               1,407,917       1,065,812

Property, Plant and Equipment
  Property and equipment, net of accumulated depreciation of $20,528
     and $19,723 at September 30, 2006 and December 31, 2005, respectively             5,364           6,169
                                                                               -------------   -------------
Other Assets
  Intangible assets, net                                                             566,864         568,003
  Security deposits                                                                   67,576          52,052
                                                                               -------------   -------------
                Total Other Assets                                                   634,440         620,055
                                                                               -------------   -------------

                Total Assets                                                   $   2,047,721   $   1,692,036
                                                                               =============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                                        $     173,365   $      95,988
  Deposits on business and franchise acquisitions                                    249,803         260,500
  Income taxes payable                                                               165,044          40,143
  Notes payable, current portion                                                      18,700          21,422
                                                                               -------------   -------------
                Total Current Liabilities                                            606,912         418,053

Non-Current Liabilities
  Notes payable, net of current portion                                                   --           1,933
  Security deposits                                                                  116,858          83,359
                                                                               -------------   -------------
                Total Liabilities                                                    723,770         503,345
                                                                               -------------   -------------
Shareholders' Equity
  Common stock, $.0005 par value; 30,000,000 shares authorized,
     11,425,903 and 11,425,903 shares issued and outstanding at
     September 30, 2006 and December 31, 2005, respectively                            5,713           5,713
  Additional paid - in capital                                                     1,639,966       1,639,966
  Retained earnings (accumulated deficit)                                           (301,728)       (436,988)
                                                                               -------------   -------------
                                                                                   1,343,951       1,208,691
  Less: treasury stock - 40,000 shares, stated at cost                               (20,000)        (20,000)
                                                                               -------------   -------------
                Total Shareholders' Equity                                         1,323,951       1,188,691
                                                                               -------------   -------------
                Total Liabilities and Shareholders' Equity                     $   2,047,721   $   1,692,036
                                                                               =============   =============

            See notes to condensed consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                    --------------- ------------    ---------------------------
                                                        2006            2005            2006           2005
                                                    ------------    ------------    ------------   ------------
Revenues
   Initial franchise acquisition fees               $     77,500    $     75,000    $    302,500   $    145,000
   Royalty fees                                          154,260         167,637         470,279        458,578
   Market Area Sales                                          --              --         200,000             --
   Sales from operations of company stores                87,642           4,796         106,983         68,687
   Sale of equipment purchased for resale                  5,982           7,040          80,925          7,040
   Sale of Company owned locations                        22,000              --          57,000        180,000
   Rental income from realty rental                      128,264          94,547         377,523        235,072
   Miscellaneous income                                    2,392           5,320          18,606         12,397
                                                    ------------    ------------    ------------   ------------
         Total Revenue                                   478,040         354,340       1,613,816      1,106,774
                                                    ------------    ------------    ------------   ------------
Cost of Operations
   Broker's fees                                           8,085          24,000         123,743         56,400
   Costs of locations purchased for resale                    --              --              --        115,730
   Franchise development fees                             13,974          13,513          31,847         39,700
   Costs of operation of company owned stores             71,691          19,015          84,346         79,139
   Costs of equipment for resale                           3,223           4,300          52,848          4,300
   Rent paid for real estate sublet                      125,998          86,891         407,159        227,467
                                                    ------------    ------------    ------------   ------------
         Total Operating Costs                           222,971         147,719         699,943        522,736
                                                    ------------    ------------    ------------   ------------

Gross Profit                                             255,069         206,621         913,873        584,038
Selling, general and administrative expenses             223,896         163,672         670,657        488,231
                                                    ------------    ------------    ------------   ------------
         Income (loss) from operations before
          other income and expenses and provision
          for income taxes                                31,173          42,949         243,216         95,807

Other Income (Expense)
   Interest income                                         3,652           3,469          16,944         11,370
   Interest expense                                           --            (356)             --         (1,341)
                                                    ------------    ------------    ------------   ------------
         Total other income (expenses)                     3,652           3,113          16,944         10,029
                                                    ------------    ------------    ------------   ------------

Income (loss) before provision for income taxes           34,825          46,062         260,160        105,836
Provision for income taxes
   Current                                                35,840          12,500         124,900         23,000
   Deferred                                                   --              --              --             --
                                                    ------------    ------------    ------------   ------------
         Net Income                                 $     (1,015)   $     33,562    $    135,260   $     82,836
                                                    ============    ============    ============   ============
Per Share Data
   Basic earnings per share                         $      (0.00)   $       0.00    $       0.01   $       0.01
                                                    ============    ============    ============   ============
   Diluted earnings per share                       $      (0.00)   $       0.00    $       0.01   $       0.01
                                                    ============    ============    ============   ============
Weighted Average Shares Outstanding
   Basic                                              11,425,903      11,425,903      11,425,903     11,425,903
                                                    ============    ============    ============   ============
   Diluted                                            11,425,903      11,425,903      11,425,903     11,425,903
                                                    ============    ============    ============   ============

            See notes to condensed consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
Operating Activities
  Net income                                               $    135,260    $     82,836
  Adjustments to reconcile net income to net cash used
           for operating activities:
     Depreciation and amortization                                1,944           2,881
     Provision for bad debt                                     140,715          99,938
     Gain on sale of company owned location                          --         (58,270)
  Changes in operating assets and liabilities
     Accounts and notes receivable                             (216,686)       (104,448)
     Loan receivable - Oilmatic                                  27,653              --
     Prepaid expenses                                            15,396           1,300
     Security deposits receivable                               (15,524)          1,375
     Accounts payable and accrued expenses                       77,377          34,353
     Deposits on franchise acquisitions                         (10,697)         75,000
     Income taxes payable                                       124,901          22,003
     Security deposits payable                                   33,499          12,697
                                                           ------------    ------------
Net cash provided by operating activities                       313,838         169,665
                                                           ------------    ------------
Investing Activities
     Purchase of equipment                                           --          (2,348)
                                                           ------------    ------------
Net cash (used for) financing activities                             --          (2,348)
                                                           ------------    ------------

Financing Activities
     Repayment of notes payable                                  (4,655)        (20,420)
                                                           ------------    ------------
Net cash (used for) financing activities                         (4,655)        (20,420)
                                                           ------------    ------------

Net increase in cash                                            309,183         146,897
Cash and cash equivalents at beginning of the period            444,637         258,826
                                                           ------------    ------------

Cash and cash equivalents at end of the period             $    753,820    $    405,723
                                                           ============    ============

Supplemental Cash Flow Information:
  Interest paid                                            $         --    $      1,341
                                                           ============    ============
  Income taxes paid                                        $         --    $      2,247
                                                           ============    ============

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General, Business and Summary of Significant Accounting Policies

General

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-QSB related to interim period financial statements. Accordingly, these financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. For further information, refer to our financial statements and the footnotes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005. The September 30, 2006 balance sheet contained herein was derived from the audited financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

         Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and provides for additional fair value disclosures. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods. The Company does not believe SFAS 157 will have a material effect on its financial statements.

         In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires the use of two approaches in quantitatively evaluating the materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting a prior year misstatement in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The Company does not expect SAB 108 to have an impact on the Company's consolidated financial statements.

NOTE 2 - Accounts and Notes Receivable

        Accounts and notes receivable consisted of the following:

                                                                September 30,     December 31,
                                                                    2006              2005
                                                                ------------      ------------
         Trade receivables from franchisees                     $    844,650      $    762,996
         Installment loans due between August 31, 2005
         and May 31, 2009 with varying interest rates
         between 6.0% and 8.0%                                       194,948           196,187
                                                                ------------      ------------
                                                                   1,039,598           959,183
         Less allowance for doubtful accounts                       (453,967)         (449,523)
                                                                ------------      ------------
                                                                     585,631           509,660
         Less current portion                                       (585,631)         (509,660)
                                                                ------------      ------------
         Non-current accounts and notes receivable              $         --      $         --
                                                                ============      ============


NOTE 3 - Property and Equipment

        Property and equipment consisted of the following:

                                                                September 30,     December 31,
                                                                    2006              2005
                                                                ------------      ------------
         Machinery and shop equipment                           $      5,642      $      5,642
         Signage                                                       4,617             4,617
         Furniture                                                    10,913            10,913
         Leasehold Improvements                                        4,720             4,720
                                                                ------------      ------------
                                                                      25,892            25,892
         Less accumulated depreciation                               (20,528)          (19,723)
                                                                ------------      ------------
         Property and equipment, net
             of accumulated depreciation                        $      5,364      $      6,169
                                                                ============      ============

NOTE 4 - Intangible Assets

         Intangible assets consisted of the following:

                                                                September 30,     December 31,
                                                                    2006              2005
                                                                ------------      ------------
         Trademarks                                             $     28,183      $     28,183
         Franchise & market area rights                              746,657           746,657
         Organizational costs                                         11,325            11,325
                                                                ------------      ------------
                                                                     786,165           786,165
         Less accumulated amortization                            (219, 301)          (218,162)
                                                                ------------      ------------
         Intangible assets, net
             of accumulated amortization                        $    566,864      $    568,003
                                                                ============      ============

NOTE 5 - Notes Payable

         Notes payable consisted of the following:

                                                                September 30,     December 31,
                                                                    2006              2005
                                                                ------------      ------------
         Note payable bearing interest at 25%
         maturing in December of 2006                           $     18,700      $     23,355
                                                                ------------      ------------
                                                                      18,700            23,355
         Less current portion                                        (18,700)          (21,422)
                                                                ------------      ------------
         Notes payable, net of current portion                  $         --      $      1,933
                                                                ============      ============

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                                        September 30,
                                                                ------------------------------
                                                                    2006              2005
                                                                ------------      ------------
         Current
           Federal                                              $    100,520      $     14,500
           State                                                      24,380             8,500
                                                                ------------      ------------
         Total current provision                                     124,900            23,000

         Deferred
           Federal                                                        --                --
           State                                                          --                --
                                                                ------------      ------------
         Total deferred provision                                         --                --
                                                                ------------      ------------
         Total income tax expense                               $    124,900      $     23,000
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

         Net operating loss carryovers at December 31, 2005 were approximately $52,646 and will expire in 2025. The Company anticipates utilizing these carryovers in 2006. The Company is deficient in filling its' Federal Income tax return since 1999 and their State tax returns since 2000.

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

                   2006                                    150,116
                   2007                                    470,408
                   2008                                    469,340
                   2009                                    307,325
                   2010 and thereafter                     578,156
                                                      ------------
                                                      $  1,975,345
                                                      ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the nine months ended September 30, 2006 was approximately $12,448.

         The future minimum annual rental payments are as follows:

                   2006                                      4,875
                   2007                                     19,725
                   2008                                     15,300
                                                      ------------
                                                      $     39,900
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

         The Company has received an additional comment letter from the Securities and Exchange Commission requesting additional information as a follow-up to our prior response to their initial request.

         In July 2006, the Company was named in a lawsuit in the Chancery Court of the State of Delaware. The Company settled the lawsuit during the third quarter for which the Company paid a total of $20,000.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2006 and at December 31, 2005, two accounts and one account exceeded federally insured limits by approximately $526,000 and $182,000, respectively. Also, at September 30, 2006 and December 31, 2005, the Company had accounts and notes receivable from franchisees of approximately $585,600 and $509,700, respectively, net of an allowance for doubtful accounts of approximately $454,000 and $449,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida, Texas and Colorado.

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

         During 1998, the Company granted non-incentive stock options to purchase 368,300 shares of the Company's common stock at exercise prices ranging from $.25 and $3.00. During 1999, 32,500 options were exercised at $.50 per share and 141,500 options expired. During 2000, the Company granted options to purchase 415,000 shares at $.25 per share and 54,600 options expired. As of September 30, 2006, 17,000 options were unexercised and remain outstanding.

         During 2001, the Company granted non-incentive stock options to purchase 1,010,000 shares of the Company's common stock at an exercise price of $0.02. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan the unexercised options, granted to these board members terminated. As of September 30, 2006, 850,000 were unexercised and remain outstanding.

         During 2002, the Company granted non-incentive stock options to purchase 1,345,000 shares of the Company's common stock at an exercise price of $0.01. During 2003 two board members who held non-incentive stock options, resigned. In accordance with the plan, the unexercised options granted to these board members terminated. As of September 30, 2006, 1,300,000 were unexercised and remain outstanding.

         During 2003, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2003 Plan at an exercise price of $0.01. As of September 30, 2006, 1,300,000 were unexercised and remain outstanding.

         During 2004, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2004 Plan at an exercise price of $0.01. As of September 30, 2006, 1,300,000 were unexercised and remain outstanding.

         During 2005, the Company granted non-incentive stock options to purchase 1,300,000 shares of the Company's common stock under the 2005 Plan at an exercise price of $0.02. As of September 30, 2006, 1,300,000 were unexercised and remain outstanding.

         In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleges that the exercise price of stock options were in violation of the Company's stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans. The lawsuit was settled during September 2006 for $20,000. As part of the settlement without conceding the accuracy or correctness of the plaintiffs' allegations, the Company has decided to rescind the stock options issued for the years 2001 through 2005 without prejudice to its right to issue stock options in the future.

         Through December 31, 2005, the Company applied APB Opinion 25 in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price for each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income for the nine months ended September 30, 2006.

         On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective method. During the nine months ended September 30, 2006, the Company's results of operations reflected no compensation.

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

NOTE 11 - Oilmatic Franchising Corp.

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. (International) Through December 31 2004, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. Oilmatic entered into a stipulation and agreement in November, 2005 to settle their suit for $65,000 payable in eighteen equal monthly installments including principal and interest of $3,611 commencing January, 2006. As of September 30, 2006 the outstanding balance was $37,347.

Note 12 - Loans Receivable - Stockholders

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

         During August 2006 as part of a legal settlement the loans receivable were reversed.

NOTE 13 - Franchises and Market Area Activities

Franchises

         During the nine months ended September 30, 2006 and 2005, the Company sold twelve new franchises and six new franchises during each period, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment. As of September 30, 2006, the Company held 57 active franchised locations.

Market Areas

         During the nine months ended September 30, 2006, 4 new market areas were sold.

NOTE 14 - Supplemental Cash Flow information

         Non-cash transactions recorded during the nine months ended September 30, 2006, consisted of: (1) the recording of a provision for bad debts of $140,715 and (2) the recording of a depreciation and amortization of $1,944.
NOTE 15 - Company Owned Store

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2006 vs Three Months Ended September 30, 2005
------------------------------------------------------------------------------

         Revenue increased to approximately $478,000 in the third quarter of 2006 from approximately $354,000 in the third quarter of 2005, representing a 35% increase. The increase in overall revenue was primarily attributed to an increase in sales from operation of company owned stores, rental income and sales of company owned locations of approximately $83,000, $34,000, and $22,000 respectively. These increases were offset by a decrease in royalty fees of approximately $13,000. The increase in sales from operation of company owned stores was attributable to an increase in the number of locations operated by the company to 3 during the third quarter 2006, compared to 1 during the same period in 2005. The increase in rental revenue was attributable to the increase in new franchises obligated to the Company under sub-lease agreements in 2006. The increase in sales of company owned locations was a result of the sale of 1 location during the third quarter 2006, compared to none during the same period in 2005. The decrease in royalties was a result of fewer franchisees charged royalties during the third quarter 2006 as compared to the same period in 2005.

         Operating costs increased to approximately $223,000 in the third quarter of 2006 from approximately $148,000 in the third quarter of 2005, representing a 51% increase. As a percentage of revenue, operating costs were 47% and 42%, respectively for the periods reported. The overall increase was primarily attributable to increases in costs of operation of company owned stores and rent paid for real estate sublet of approximately $53,000 and $39,000, respectively. These increases have been offset by a decrease in broker fees of approximately $16,000. The increase in costs of operation of company owned stores was attributable to the increase in the number of locations operated by the company during the third quarter 2006 over the same period in 2005. The increase in rent paid for sublease is a result of the increase in franchise locations on which the Company is subleasing to franchisees in 2006. The decrease in broker fees during the third quarter 2006 resulted from a decrease in the initial franchise sales on which the Company was liable for a broker's fee during the third quarter 2006 compared to the same period in 2005.

         Selling, general and administrative expenses increased to approximately $224,000 in the third quarter of 2006 from approximately $164,000 in the third quarter of 2005, representing a 37% increase. The changes in the composition of selling, general and administrative expenses during the third quarter were predominately attributed to an increase in salaries and wages, settlement costs and fees and licenses of approximately $23,000, $20,000 and $8,000, respectively. The increase in salaries paid was primarily attributable to performance-based increases in overall compensation paid to employees in 2006. The increase in settlement costs resulted from the settlement of a lawsuit during the third quarter 2006 for $20,000. The increase in fees and licenses was a result of the increase in state registration fees paid during the third quarter of 2006 compared with the same period in 2005.

         The provision for income taxes increased to approximately $36,000 in the third quarter of 2006 from approximately $13,000 in the third quarter of 2005.

Nine Months Ended September 30, 2006 vs Nine Months Ended September 30, 2005
----------------------------------------------------------------------------

         Revenue increased to approximately $1,614,000 through the third quarter of 2006 from approximately $1,107,000 in the third quarter of 2005, representing a 46% increase. The increase in overall revenue was primarily attributed to increases in market area sales, initial franchise acquisition fees, rental income, and sales of equipment purchased for resale of approximately $200,000, $158,000, $142,000, and $74,000, respectively. These increases were offset by a decrease in sales of Company owned locations of approximately $123,000. The increase in market area sales was attributable to an increase in the number of area rights sold from none in 2005 to four in 2006. The increase in initial franchise acquisition fees was a result of the increase in the number of franchise rights sold from six in 2005 to twelve in 2006. The increase in rental revenue was attributable to the increase in new franchises obligated to the Company under lease for their locations during 2006. The increase in sales of equipment purchased for resale was primarily attributable to an increase in new franchisees purchasing equipment and software during the first nine months in 2006 compared with the same period in 2005. The decrease in sales of Company owned locations reflected the decrease in the sales prices of locations sold in 2006 as compared with sales during the same period in 2005.

         Operating costs increased to approximately $700,000 through the third quarter of 2006 from approximately $523,000 through the third quarter of 2005, representing a 34% increase. As a percentage of revenue, operating costs decreased to 43% from 47%. The overall increase was attributable to increases in rent paid for real estate sublet, costs of equipment for resale and broker fees of approximately $180,000, $49,000, and $67,000 respectively. These increases were offset by a decrease in costs of locations purchased for resale of approximately $116,000. The increase in rent paid for sublease is a result of the increase in franchise locations on which the Company is subleasing to franchisees in 2006. The increase in broker fees was primarily attributable to the increase in market area and initial franchise fee rights sold and on which the Company was liable to brokers in 2006. The increase in costs of equipment for resale is a result of the increase in equipment and software sold to new franchisees in 2006. The decrease in costs of locations purchased for resale was a result of a reduction in activity in the purchase and sale of locations sold in 2006 as compared with the same period in 2005.

         Selling, general and administrative expenses increased to approximately $671,000 through the third quarter of 2006 from approximately $488,000 through the third quarter of 2005, representing a 37% increase. The changes in the composition of selling, general and administrative expenses through the third quarter were predominately attributed to increases in salaries and wages, bad debt expense, travel and entertainment, and settlement costs of approximately $79,000, $25,000, $20,000 and $20,000, respectively. The increase in salaries and wages was primarily attributable to performance-based increases in compensation costs paid to employees in 2006. The increase in bad debt expense was primarily attributable to an increase in the number of franchises requiring reserve for bad debt during the period. Travel and entertainment was primarily attributable to the ongoing efforts of sales personnel to meet and acquire new franchisees throughout the country. The increase in settlement costs reflected the Company's settlement of a lawsuit for $20,000 in 2006 (see part II, legal proceedings). These increases were partially offset by a decrease in advertising expense of approximately $2,000.

         The provision for income taxes increased to approximately $125,000 in the third quarter of 2006 from approximately $23,000 in the third quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at September 30, 2006 was approximately $801,000, compared to working capital of approximately $648,000 at December 31, 2005. The ratio of current assets to current liabilities was 2.3:1 at September 30, 2006 and 2.6:1 at December 31, 2005. Cash flow provided by operations through the third quarter of 2006 was approximately $314,000 compared to the cash flow provided by operations through the third quarter of 2005 of approximately $170,000.

         Accounts receivable - trade, net of allowances, increased to approximately $586,000 at September 30, 2006 from approximately $510,000 at December 31, 2005.

         Accounts payable increased to approximately $173,000 at September 30, 2006 from approximately $96,000 at December 31, 2005.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has secured a $250,000 line of credit effective August 1, 2006 (see Financial Information, item 1, Notes to Condensed Consolidated Financial Statements).

Critical Accounting Policies:
----------------------------

         In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. In other cases, preparation of our unaudited condensed consolidated financial statements for interim periods requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. There can be no assurance that the actual results will not differ from those estimates. Accounting policies whose application may have the most significant effect on our reported results of operations and financial position and that require judgments, estimates and assumptions by management that can affect their application and our results of operations and financial positions, are:

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure in that we were unable to timely file this report.

         During the period covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleges that the exercise price of stock options were in violation of the Company's stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans. The lawsuit was settled during the third quarter 2006 for $20,000. As part of the settlement without conceding the accuracy or correctness of the plaintiffs' allegations, the Company has decided to rescind the stock options issued for the years 2001 through 2005 without prejudice to its right to issue stock options in the future.

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

                                       TILDEN ASSOCIATES, INC.
Date: December 14, 2006

                                       /s/ ROBERT BASKIND
                                       -----------------------------------------
                                       Robert Baskind
                                       Chairman of the Board, President,
                                       and Chief Executive