Form 10KSB
period 2006-12-31
TILDEN ASSOCIATES INC
filed 2007-04-17
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2006

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year was $2,117,520.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $685,554 based upon the $0.06 average bid price of these shares on the NASDAQ Over the Counter Bulletin Board on April 10, 2007.

As of April 10, 2007, there were 11,425,903 outstanding shares of Common Stock, $.0005 par value per share.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Tilden Associates, Inc. (the "Company") is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company's operations are based at 300 Hempstead Turnpike, West Hempstead, New York 11552. As of December 31, 2006, the Company has five employees.

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

         In June of 1998 the Company entered into an agreement with Esther Muram to purchase B&E Auto Center, Inc. and several other associated corporations collectively known as the "Brake World Franchise System" ("Brake World"). In acquiring Brake World, the company acquired twenty-one (21) franchises, all of which were operating in the State of Florida. Such franchises performed brake servicing as their primary business with additional auto services on a very limited basis. Approximately six (6) of those franchises, at the time of the transaction, were engaged in litigation with Brake World, primarily relating to the non-payment of royalties. Three (3) of those litigations remain ongoing. One of the litigations was resolved early on, which ultimately resulted in the closure of a franchise.

         In addition, in 1998 the Company, at various times, operated two (2) Company stores, one (1) of which was opened as a Company store with the intention of being operated as a Company store until sold. One Company store was the franchise purchased by the Company from one of the original nine (9) franchisees of S.G. Tilden Management Corp. This store, which was initially acquired by the Company from the franchisee, was subsequently sold to a new franchisee. At the end of the calendar year 1998, the Company had thirty-eight
(38) franchise and Company owned stores in operation, including one (1) Company store, the seven (7) stores acquired from S.G. Tilden Management Corp., and the twenty-one (21) stores acquired from Brake World.

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

         By the end of 2006, the Company had forty nine (49) franchises operating under its name, including: the seven (7) from S.G. Tilden Incorporated, from which the Company received no royalties, seven (7) franchises in good standing acquired from Brake World now being operated under Tilden Brake World, Inc., four (4) franchises acquired from America Brake service, Inc., now being operated under Tilden ABS, Inc., three (4) company-owned stores that were sold to franchisees, and twenty-eight (27) additional new franchisees, making a total of forty-nine franchises and Company stores plus additional disputed franchises in litigation. All franchises do all forms of auto repairs, although the Brake World franchises and the American Brake service franchises initially focused primarily on brake and brake related repairs. As of December 31, 2006, the Company had five (5) active market area developers who have purchased exclusive rights to open new franchises within their regions.

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

         In addition, the Company owns a number of realty corporations, which corporations are obligated on leases for one or more of the Company's franchise locations and which record rental income and rent expense in accordance with lease and sublease agreements on which they are bound.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2003. The space is approximately 1,600 square feet. The space is sufficient for the Company's needs for the foreseeable future

         In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2006, the Company leased to its franchises and other tenants a total of eleven
(11) sites.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the National Association of Securities Dealer Automated Quotation System ("NASDAQ") Over the Counter Bulletin Board, under the symbol "TLDN.OB". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2006 and 2005. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                    2006                         HIGH            LOW
    -------------------------------------       -----           -----
    FIRST QUARTER                               $ .18           $ .08
    Common Stock

    SECOND QUARTER
    Common Stock                                $ .12           $ .06

    THIRD QUARTER
    Common Stock                                $ .15           $ .06

    FOURTH QUARTER
    Common Stock                                $ .13           $ .08

                    2005                         HIGH            LOW
    -------------------------------------       -----           -----
    FIRST QUARTER                               $ .12           $ .07
    Common Stock

    SECOND QUARTER
    Common Stock                                $ .11           $ .07

    THIRD QUARTER
    Common Stock                                $ .08           $ .04

    FOURTH QUARTER
    Common Stock                                $ .07           $ .04

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

         As of April 10, 2007, there were approximately 70 shareholders of record of the Company's common stock, excluding shares held in street name.


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

RESULTS OF OPERATIONS
---------------------

Fiscal 2006 Compared to Fiscal 2005
-------------------------------------------------------------------------------

         Revenue increased to $2,117,520 in the year 2006 from $1,368,571 in the year 2005, representing a 55% increase. The increase in revenue during the year was primarily attributed to rental income, market area sales, initial franchise acquisition fees, sales from operation of company owned stores and sales of equipment purchased for resale of $234,075, $225,000, $153,716, $103,825 and
$101,458, respectively. These increases were primarily offset by a decrease in sales of company owned locations of $123,000. The increase in rental revenue was primarily attributable to the increase in new franchises obligated to the Company under sub-lease agreements to ten in 2006 from seven in 2005. The increase in market area sales was a result of the sale of five new market areas in 2006, compared to none during 2005. The increase in initial franchise acquisition fees is attributable to the sale of twelve new franchises in 2006 compared to six, in 2005. The increase in sales from operation of company owned stores was primarily attributable to the Company's commitment to operate its Texas store as a fully operational location for a five month period in 2006 until sold in 2007. The increase in equipment purchased for resale was a result of an increase in sales to new franchisees in 2006 as compared to 2005. The decrease in sales of company owned locations in 2006 was a result of the decrease in the value of the locations controlled and sold by the Company in 2006 as compared to the locations sold in 2005.

         Operating costs increased to $1,006,501 in 2006 from $657,635 in 2005, a 53% increase. The increase was primarily attributed to additional costs associated with rent paid for real estate sublet, costs of equipment purchased for resale, costs of operation of company owned stores and broker fees of

$243,959, $102,523, $73,091 and $50,343, respectively. These increases were offset by a decrease of $115,730 in costs of locations purchased for resale. The increase in rent paid for sublease was primarily attributable to the increase in franchise locations on which the Company is subleasing to franchisees to ten in 2006 from seven in 2005. The increase in costs of operation of company owned stores was primarily a result of the Company's commitment to operate its Texas store as a fully operational location from August 2006 until sold in 2007. The increase in costs of equipment for resale is a result of the increase in equipment and software sold to new franchisees in 2006. The increase in broker fees was primarily attributable to the increase in market area and initial franchise fee rights sold and on which the Company was liable to brokers in 2006. The decrease in costs of locations purchased for resale was a result of a reduction in the Company's cost of acquiring locations for re-sale to $0 in 2006 from $115,700 in 2005.

         Selling, general and administrative expenses increased to $1,262,442 in the year 2006 from $715,249 in the year 2005, a 77% increase. The increase was primarily due to increases in bad debt expense, salaries and wages, employee benefits, consulting expense, settlement expense and trade show expense of $368,508, $58,470, $23,080, $23,708, $20,000 and $14,075, respectively. The increase in bad debt expense was primarily attributable to an increase in the number of franchises requiring reserve for bad debt during the period and the write-off of two notes receivables from franchisees in 2006. The increase in salaries and wages was primarily attributable to performance-based increases in compensation costs paid to employees in 2006 in addition to the hiring of an additional employee in 2006. The increase in employee benefits id primarily attributable to the Company's adoption of a pension plan in 2006. The increase in consulting costs was a result of an increase in consulting costs paid under consulting agreements in 2006. The increase in settlement costs reflected the Company's settlement of a lawsuit for $20,000 in 2006 (see part I, legal proceedings).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at December 31, 2006 was $433,180, compared to working capital of $648,000 at December 31, 2005. The ratio of current assets to current liabilities was 1.93:1 at December 31, 2006 and 2.55:1 at December 31, 2005. Cash flows provided by operations for the year 2006 was $254,312, compared to cash flow provided by operations for the year 2005 of $206,146.

Cash and accounts and notes receivable increased to $847,253 at December 31, 2006 from $954,297 at December 31, 2005, while accounts payable and accrued expenses increased to $197,231 at December 31, 2006 from $95,988 at December 31, 2005.

The Company's current business plan and objective is to continue expanding the number of franchises in its system through sales of new franchises, as well as through acquisitions of other franchises similar to the acquisitions they have done in the past. In March, 2007, the Company closed on the purchase of an automotive facility, currently occupied by a franchisee (see Notes to Condensed Consolidated Financial Statements, note 18-Subsequent Events)

The Company has not paid any dividends in the past and does not contemplate paying any in the foreseeable future.

Some of the Company's subsidiaries lease properties on which franchisees are located. The franchisees typically pay rent to these subsidiaries and, in some cases, may pay rent directly to the lessor.

The Company has $433,180 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit effective August 1, 2006 (see Notes to Condensed Consolidated Financial Statements, note-Notes Payable). As of December 31, 2006, the Company has not utilized any of the available credit line.

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

The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under its charter. The Audit Committee met two times during the 2006 fiscal year.

In overseeing the preparation of the Company's financial statements, the Audit Committee met with both management and the Company's outside auditors to review and discuss all financial statements prior to their issuance and to discuss significant accounting issues. Management advised the Audit Committee that all financial statements were prepared in accordance with generally accepted accounting principals, and the Audit Committee discussed the statements with both management and the outside auditors. The Audit Committee's review included discussion with the outside auditors of matters required to be discussed pursuant to Statements on Auditing Standards No. 61 and 90 (Communication with Audit Committees).

With respect to the Company's outside auditors, the Audit Committee among other things, discussed with Michael Studer, matters relating to its independence, including the written disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee).

On the basis of these reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

                                          POSITIONS
NAME                           AGE        W/ COMPANY                                DIRECTOR SINCE
------------------------ ---------------- ------------------------------------ --------------------------
Robert Baskind                 65         Chairman of the Board, Chief                   1996
                                          Executive Officer

Arthur Singer                  39         Director                                       1996

Jason Baskind                  34         Director of Franchise Development              2003

DIRECTORS

         Robert Baskind is a founding stockholder and was employed as a registered representative by On-Site Trading, Inc., a registered Broker Dealer and a member of the National Association of Security Dealers, Inc. Prior thereto and since 1992, Mr. Baskind was employed with Trading Places, Inc., a franchise sales organization and business broker. Mr. Baskind has many years of experience as a franchiser and business Broker specializing in business automotive services and was entrepreneurially involved in many of these entities. Mr Baskind is the father of board member Jason Baskind.

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

         Jason Baskind joined the Company as Director of Franchise Development. Prior to joining the Company, he was working as an equities trader at On-Site Trading, Inc. He graduated from the University of Miami with a B.A. in Management. His previous experience includes working for Breslin Realty, which is a large real estate developer on Long Island in New York, as a site selector. Jason Baskind is the son of Robert Baskind.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2006 through December 31, 2006, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2006, 2005, 2004. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table

                               YEAR          COMPENSATION       OPTIONS GRANTED
                        -------------------- ---------------- -----------------
Robert Baskind                 2006          $147,000                  -
                               2005          $130,000                  -
                               2004          $100,000                  -

Employment Agreements:

         An employment agreement for the year 2006 existed for the following officer and key employee:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of December 31, 2006: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

NAME AND                              BENEFICIAL              PERCENT OF COMMON
ADDRESS                               OWNERSHIP               STOCK OUTSTANDING
------------------------------ ------------------------- -----------------------
Robert Baskind                        3,661,600 (1)                 32.1%
300 Hempstead Turnpike
West Hempstead, NY 11552

Arthur Singer                           451,100 (2)                  4.0%
300 Hempstead Turnpike
West Hempstead, NY 11552

Jason Baskind                         3,661,600 (3)                 32.1%
300 Hempstead Turnpike
West Hempstead, NY 11552

Officers and Directors as a           7,774,300                     68.2%
group (3 Persons)
------------------------------ ------------------------- -----------------------

(1) Ownership includes 3,331,600 shares of the Company's common stock and 330,000 shares of the Company's common stock imputed to him from his son Jason Baskind.

(2)  Ownership includes 451,100 shares of the Company's common stock.

(3) Ownership includes 330,000 shares of the Company's common stock and 3,331,600 shares of the Company's common stock imputed to him from his father Robert Baskind.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


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

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

                           DECEMBER 31, 2006 AND 2005

                                Table of Contents

                                                               Page
                                                               ---------------
Report of Independent Registered Public Accounting Firm        F - 2

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

Consolidated Statements of Stockholders' Equity                F - 6

Notes to Consolidated Financial Statements                     F - 7 - F - 15

SUPPLEMENTAL INFORMATION :

         Report of Independent Registered Public Accounting
         Firm on Supplemental Information                      F - 16

         Consolidated Statements of Selling, General
         and Administrative Expenses                           F - 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tilden Associates, Inc.

I have audited the accompanying consolidated balance sheet of Tilden Associates, Inc. and subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of Tilden Associates, Inc. as of December 31, 2005, were audited by another auditor whose report dated March 29, 2006 expressed an unqualified opinion on those statements.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Michael T. Studer CPA P.C.
                                                  ------------------------------

Freeport, New York
April 12, 2007

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                                    ---------------------------
                                                                                        2006           2005
                                                                                    ------------   ------------
                                     ASSETS
Cash and cash equivalents                                                           $    570,064   $    444,637
Accounts and notes receivable - net of allowance for doubtful accounts of
 $427,239 and $449,523 at December 31, 2006 and 2005, respectively                       277,189        509,660
Prepaid expenses and other current assets                                                 20,037         46,515
Other receivable                                                                          32,500         65,000
                                                                                    ------------   ------------
       Total current assets                                                              899,790      1,065,812

Property and equipment, net of accumulated depreciation
 of $21,695 and $19,723, respectively                                                     54,907          6,169
                                                                                    ------------   ------------
Intangible assets, net of accumulated amortization
 of $219,681 and $218,162, respectively                                                  566,484        568,003
Deposit on building                                                                       68,800              -
Security deposits                                                                         53,685         52,052
Accounts and notes receivable, net of current portion                                          -              -
                                                                                    ------------   ------------
       Total other assets                                                                688,969        620,055
                                                                                    ------------   ------------
       Total assets                                                                 $  1,643,666   $  1,692,036
                                                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                               $    197,231   $     95,988
Deposits on franchise acquisitions                                                       210,217        260,500
Income taxes payable                                                                      40,462         40,143
Notes payable, current portion                                                            18,700         21,422
                                                                                    ------------   ------------
       Total current liabilities                                                         466,610        418,053
Notes payable, net of current portion                                                          -          1,933
Security deposits                                                                        120,358         83,359
                                                                                    ------------   ------------
       Total liabilities                                                                 586,968        503,345
                                                                                    ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
 11,425,903 shares issued and outstanding at December 31,
 2006 and 2005, respectively                                                               5,713          5,713
Additional paid-in capital                                                             1,639,966      1,639,966
Retained earnings (accumulated deficit)                                                 (568,981)      (436,988)
                                                                                    ------------   ------------
                                                                                       1,076,698      1,208,691
Less: treasury stock - 40,000 shares, stated at cost                                     (20,000)       (20,000)
                                                                                    ------------   ------------
       Total stockholders' equity                                                      1,056,698      1,188,691
                                                                                    ------------   ------------
       Total liabilities and stockholders' equity                                   $  1,643,666   $  1,692,036
                                                                                    ------------   ------------

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31,
                                                         ---------------------------
                                                             2006           2005
                                                         ------------   ------------
REVENUES
Initial franchise acquisition fees                       $    302,500   $    148,784
Royalty fees                                                  635,456        595,860
Market Area Sales                                             225,000              -
Sales from operation of Company owned store                   182,516         78,691
Sale of equipment purchased for resale, net of refunds        116,830         15,372
Sales of company owned locations                               57,000        180,000
Rental income                                                 569,710        335,635
Miscellaneous income                                           28,508         14,229
                                                         ------------   ------------
      Total revenues                                        2,117,520      1,368,571
                                                         ------------   ------------

COST OF OPERATIONS
Brokers Fees                                                  123,743         73,400
Franchise development fees                                     45,836         51,156
Cost of locations purchased for re-sale                             -        115,730
Purchase of equipment for resale                               77,391          4,300
Costs of operation of Company owned stores                    184,861         82,338
Rent from realty corporations                                 574,670        330,711
                                                         ------------   ------------
      Total cost of operations                              1,006,501        657,635
                                                         ------------   ------------

Gross profit                                                1,111,019        710,936
Selling, general and administrative expenses                1,262,442        715,249
                                                         ------------   ------------

Loss from operations before other income and
 expenses and provision for income taxes                     (151,423)        (4,313)
                                                         ------------   ------------

OTHER INCOME (EXPENSES)
Interest income                                                19,430         15,177
Interest expense                                                    -           (268)
                                                         ------------   ------------
      Total other income (expenses)                            19,430         14,909
                                                         ------------   ------------

Income (loss) before provision for income taxes              (131,993)        10,596
Provision for income taxes                                          -         23,242
                                                         ------------   ------------
Net loss                                                 $   (131,993)  $    (12,646)
                                                         ============   ============

Per Share Data
Basic earnings per share                                 $      (0.01)  $      (0.00)
                                                         ============   ============
Diluted earnings per share                               $      (0.01)  $      (0.00)
                                                         ============   ============
Weighted average shares outstanding                        11,425,903     11,425,903
                                                         ============   ============

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              December 31,
                                                         -----------------------
                                                            2006         2005
                                                         ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $ (131,993)  $  (12,646)
Adjustments to reconcile net income to net cash
provided by operating activities:
      Provision for bad debt                                534,356      165,875
      Depreciation and amortization expense                   4,310        3,734
      Disposition of fixed assets                             3,901            -
      Gain on sale of company owned location                      -      (58,270)
Changes in operating assets and liabilities
      Accounts and notes receivable                        (301,885)    (102,216)
      Other receivable                                       32,500       14,258
      Prepaid expenses and other current assets              26,478      (33,615)
      Security deposit receivable                            (1,633)       1,375
      Accounts payable and accrued expenses                 101,243       25,451
      Deposit on franchise acquisitions                     (50,283)     167,500
      Income taxes payable                                      319       22,003
      Security deposits payable                              36,999       12,697
                                                         ----------   ----------
Net cash provided by operating activities                   254,312      206,146
                                                         ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                                 (55,430)           -
      Deposit on building                                   (68,800)           -
      Proceeds from sale of equipment                             -          664
                                                         ----------   ----------
Net cash (used for) provided by investing activities       (124,230)         664
                                                         ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of notes payable                               (4,655)     (20,999)
                                                         ----------   ----------
Net cash (used for) financing activities                     (4,655)     (20,999)
                                                         ----------   ----------

Net increase in cash and cash equivalents                   125,427      185,811
Cash and cash equivalents - beginning                       444,637      258,826
                                                         ----------   ----------
Cash and cash equivalents - ending                       $  570,064   $  444,637
                                                         ==========   ==========

                 See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                   Common stock                                                Treasury stock
                             -------------------------      Additional      Accumulated   -------------------------   Stockholders'
                               Shares        Amount       Paid In Capital     Deficit       Shares        Amount         Equity
                             -----------   -----------   ----------------   -----------   -----------   -----------   -------------
Balance, December 31, 2004    11,425,903   $     5,713   $      1,639,966   $  (424,342)      (40,000)  $   (20,000)  $   1,201,337

Net loss for the year
    ended December 31, 2005
                                                                                (12,646)                                    (12,646)
                             -----------   -----------   ----------------   -----------   -----------   -----------   -------------
Balance, December 31, 2005    11,425,903         5,713          1,639,966      (436,988)      (40,000)      (20,000)      1,188,691
                             -----------   -----------   ----------------   -----------   -----------   -----------   -------------
Net loss for the year
    ended December 31, 2006                                                    (131,993)                                   (131,993)
                             -----------   -----------   ----------------   -----------   -----------   -----------   -------------
Balance, December 31, 2006    11,425,903   $     5,713   $      1,639,966   $  (568,981)      (40,000)  $   (20,000)  $   1,056,698
                             ===========   ===========   ================   ===========   ===========   ===========   =============

                 See notes to consolidated financial statements.

                     TILDEN ASSOCIATES, INC and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets with an indefinite useful economic life, such as franchise and market area rights and trademarks, were amortized through 2001 on a straight-line basis using an estimated economic life of 40 years. Effective January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortizing intangible assets with an indefinite useful economic life. Other intangible assets are amortized over their expected period of benefit on a straight-line basis.

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

Stock-based Compensation

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) for stock-based compensation. SFAS No. 123(R) requires that the fair value of equity instruments (such as stock options) exchanged for services be recognized as an expense in the financial statements as the related services are performed. Prior to 2006, the Company followed APB Opinion No. 25 in accounting for stock-based compensation. APB Opinion No. 25 only required the recognition of compensation costs for stock options when the market price of the Company's common stock at the date of grant exceeded the exercise price of the option.

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

NOTE 2 - Accounts and Notes Receivable

     Accounts and notes receivable consisted of the following:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
Trade receivables from franchisees                 $    663,341    $    762,996
Installment loans due between August 31, 2005
and May 31, 2009 with varying interest rates
between 6.0% and 8.0%                                    41,087         196,187
                                                   ------------    ------------
                                                        704,428         959,183
Less allowance for doubtful accounts                   (427,239)       (449,523)
                                                   ------------    ------------
                                                        277,189         509,660
Less current portion                                   (277,189)       (509,660)
                                                   ------------    ------------
Non-current accounts and notes receivable          $          -    $          -
                                                   ============    ============

NOTE 3 - Property and Equipment

     Property and equipment consisted of the following:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
Machinery and shop equipment                       $     59,286    $      5,642
Signage                                                   5,623           4,617
Furniture                                                11,693          10,913
Leasehold Improvements                                        -           4,720
                                                   ------------    ------------
                                                         76,602          25,892
Less accumulated depreciation                           (21,695)        (19,723)
                                                   ------------    ------------
Property and equipment, net
    of accumulated depreciation                    $     54,907    $      6,169
                                                   ============    ============

NOTE 4 - Intangible Assets

     Intangible assets consisted of the following:

                                                   December 31,     December 31,
                                                       2006            2005
                                                   ------------    ------------
Trademarks                                         $     28,183    $     28,183
Franchise and market area rights                        746,657         746,657
Organizational costs                                     11,325          11,325
                                                   ------------    ------------
                                                        786,165         786,165
Less accumulated amortization                          (219,681)       (218,162)
                                                   ------------    ------------
Intangible Assets, net
    of accumulated amortization                    $    566,484    $    568,003
                                                   ============    ============

Of the intangible assets listed above, only organizational costs have been amortized for the years ended December 31, 2006 and 2005, respectively. No amortization expense is expected to be incurred in the future as amortizable assets above have been fully amortized as of December 31, 2006.

NOTE 5 - Notes Payable

     Notes payable consisted of the following:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
Notes payable bearing interest up to 25%
maturing between March 2006 and July of 2007             18,700          23,355
                                                   ------------    ------------
                                                         18,700          23,355
Less current portion                                    (18,700)        (21,422)
                                                   ------------    ------------
Notes payable, net of current portion              $          -    $      1,933
                                                   ============    ============

In August, 2006, the Company secured a revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of December 31, 2006, the Company has not utilized any of the available line of credit.

NOTE 6 - Income Taxes

     Tilden Associates Inc. and Subsidiaries have elected to file a consolidated income tax return for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

     Consolidated income tax expense consisted of the following:

                                                           December 31
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Current
    Federal                                        $          -    $     14,500
    State                                                     -           8,742
                                                   ------------    ------------
Total current provision                                       -          23,242
Deferred
    Federal                                                   -               -
    State                                                     -               -
                                                   ------------    ------------
Total deferred provision                                      -               -
                                                   ------------    ------------
Total income tax expense                           $          -    $     23,242
                                                   ============    ============

     Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible bad debt reserve and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

     The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes. The Company is deficient in filing its Federal Income tax return since 1999 and their State tax returns since 2000.

     Net operating loss carryovers at December 31, 2006 were approximately $185,000 and will expire in 2022. The Company does not anticipate utilizing these carryovers in 2006.

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

                    2007                           $    356,773
                    2008                                291,163
                    2009                                241,533
                    2010                                116,533
                    2011 and thereafter                 333,000
                                                   ------------
                                                   $  1,339,002
                                                   ============

     The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the year ended December 31 2006 was approximately $20,100.

     The future minimum annual rental payments are as follows:

                    2007                                 19,725
                    2008                                 15,300
                                                   ------------
                                                   $     35,025
                                                   ============

Employment Agreements

     The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $147,000 during 2006. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 8 - Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31 2006 two accounts exceeded federally insured limits by approximately $347,000 and at December 31, 2005 one account exceeded the federally insured limits by approximately $182,000. Also, at December 31 2006 and December 31, 2005, the Company had accounts and notes receivable from franchisees of approximately $277,200 and
$509,700, respectively, net of an allowance for doubtful accounts of approximately $427,200 and $449,500, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

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

NOTE 10 - Stock Options

Tilden Associates, Inc. Stock Option Plans

     From May 1998 to December 2005, the Company adopted several Tilden Associates, Inc. Stock Option Plans ("the Plans") on an annual basis. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for he first time during any calendar year, shall not exceed $100,000.

Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

     From 1998 to 2005, the Company granted stock options to purchase a total of 7,038,300 shares of the Company's common stock at exercise prices ranging from $0.01 per share to $3.00 per share. Through December 31, 2005, 32,500 options were exercised, 938,800 options expired or were forfeited, and 6,067,000 options remained outstanding at December 31, 2005.

     On July 18, 2006, a derivative action was filed challenging the issuance of stock options by the Company to members of management and the Board of Directors between 2001 and 2005. In August of 2006, the Company rescinded the stock options issued in the years 2001 to 2005. On September 11, 2006, the action was settled.

     A summary of option transactions for the two years ended December 31, 2006 follows:

                                                                  Weighted Avg.
                                                     Options      option price
                                                  ------------    -------------
Outstanding at December 31, 2004                     4,767,000    $         .01
                                                  ------------    -------------
Granted                                              1,300,000              .02
Exercised                                                    -                -
Expired or Surrendered                                       -                -
                                                  ------------    -------------
Outstanding at December 31, 2005                     6,067,000    $         .01
                                                  ------------    -------------
Granted                                                      -                -
Exercised                                                    -                -
Rescinded                                           (6,067,000)             .01
                                                  ------------    -------------
Outstanding at December 31, 2006                             -    $           -
                                                  ------------    -------------

Pro Forma Fair Value Disclosures

     Had compensation expense for the company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS 123, the Company's net loss and earnings per share for the year ended December 31, 2005, would have been:

                                                       December 31, 2005
                                                       ------------------
Net Income (Loss)
             As reported                                      $  (12,646)
             Pro forma                                        $  (55,477)
Basic and diluted earnings per share
             As reported                                      $    (0.00)
             Pro forma                                        $    (0.00)

NOTE 11 -  Other Receivable

     On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. ("International") Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of December 31, 2006, the balance receivable on the agreement was $32,500.

NOTE 12 - Franchises and Market Area Activities

Franchises

     During the years ended December 31 2006 and 2005, the Company sold twelve and six new franchises, respectively. As of December 31 2006 and 2005, the Company had 49 and 50 active franchised locations, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

     During the years ended December 31 2006 and 2005, the Company sold five and zero rights to develop new market areas, respectively.

NOTE 13 - Supplemental Cash Flow information

     Non-cash transactions recorded during the year ended December 31 2006, consisted of: (1) the recording of a provision for bad debts of $534,356 (2) the recording of depreciation and amortization of $3,491 and (3) the recording of a loss on the disposition of assets due to the abandonment of a franchise location of $3,901.

NOTE 14 - Company Owned Store

     In August 2006, the Company took possession of an abandoned location in Fort Worth Texas. The Company committed to operating the location until it could find a buyer. The Texas location generated revenue and loss from operation of approximately $183,000 and $14,000, respectively during the period. The store was subsequently sold during the first quarter, 2007.

NOTE 15 - Quarterly Results of Operations (unaudited)

     Below is a summary of the quarterly results of operations for each quarter of 2006 and 2005:

2006                                     First        Second          Third         Fourth
-----------------------------------   -----------   -----------    -----------    -----------
Revenues                              $   662,414   $   473,362    $   478,040    $   503,704

Gross profit                              417,023       241,781        255,069        197,146

Net income (loss)                         173,570       (37,295)        (1,015)      (267,253)

Basic and diluted income (loss) per
 common share                                0.01         (0.00)         (0.00)         (0.02)

2005                                     First        Second          Third         Fourth
-----------------------------------   -----------   -----------    -----------    -----------
Revenues                              $   357,098   $   395,336    $   354,340    $   261,797

Gross profit                              192,034       185,333        206,621        126,948

Net income (loss)                          19,562        29,712         33,562        (95,482)

Basic and diluted income (loss) per
 common share                                0.00          0.00           0.00          (0.01)

NOTE 16 - Retirement Plan

     In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,000 in 2006. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. In 2006, the Company matched 100% of employee contributions subject to a minimum of 3% of the employees' wages. Company contributions to the plan (which are expensed when incurred) were $22,594.

NOTE 17- Deposit on Building

     In October, 2006, the Company made a downpayment of $65,000 and incurred additional costs of $3,800 for a total of $68,800, towards the purchase of a building in West Babylon, NY. The Company closed on the building in March, 2007 (see NOTE 18, Subsequent Events).

NOTE 18-Subsequent Events

     Asset Purchase and Reorganization Agreement-In February, 2007, the Company entered into an Asset Purchase and Reorganization Agreement with Accountabilities, Inc., based in Manalapan, New Jersey, and TFB Acquisition Company, LLC to purchase substantially all of the property, rights and assets used by Accountabilities, Inc. in conducting its business of providing (1) professional staffing services primarily to accounting firms and (2) information technology /scientific staffing services and workforce solutions to various businesses. The purchase price of the Accountabilities, Inc. assets will be 12,500,000 shares of the Company's common stock. The shares will represent approximately 96% of the Company's outstanding common stock after a 1 for 25 reverse stock split and after completion of the transaction. The agreement also contemplates that at the time of the acquisition of the assets from Accountabilities, Inc., the assets owned by the Company in connection with conducting its existing business (the "Automotive Assets") will be sold to TFB Acquisition Company, LLC ("TFB"), a newly formed company controlled by Robert Baskind, Chairman and President of the Company. The purchase price for the Automotive Assets is an amount equal to 50% of TFB pretax income for any of the years ending December 31, 2007, 2008 or 2009 in excess of $500,000 plus "net cash" (the amount of cash and cash equivalents less accounts payables and any other liabilities of the Automotive Business immediately prior to the closing. The existing directors of the Company have entered into a voting agreement with Accountabilites, Inc. pursuant to which they have agreed to vote in favor of the aforementioned transactions. Each of these directors will resign upon the closing of the transactions and a new Board of Directors will be appointed. The closing of the transactions contemplated by the purchase agreement is scheduled to take place within five days after the date when each of the conditions to closing set forth in the purchase agreement have been fulfilled, including the filing of a Registration Statement on Form S-4 which will be filed with the Securities and Exchange Commission to register the shares being issued to Accountabilities, Inc. as well as approval of the transactions by the stockholders of each of the Company and Accountabililies, Inc.

     Building Purchase-In March, 2007, the Company closed on the purchase of a building in West Bablyon, New York for $650,000. The Company utilized its credit line to help finance the purchase. The building is currently occupied by a franchisee who is liable to the Company through a subsidiary, for rent.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                      ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and Stockholders of Tilden Associates, Inc.

My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the year 2006 appears on page F-2. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-17, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for 2006 and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The 2005 supplementary information presented in the schedule of selling, general and administrative expenses on that page was subjected to the auditing procedures applied in the 2005 audit of the basic financial statements by another auditor, whose report dated March 29, 2006 on such information stated that it was fairly stated in all material respects in relation to the 2005 basic financial statements taken as a whole.


                                                  /s/ Michael T. Studer CPA P.C.
                                                  ------------------------------

Freeport, New York
April 12, 2007

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES

                                                  Year Ended December 31,
                                                ---------------------------
                                                    2006           2005
                                                ------------   ------------
Salaries and wages                              $    194,869   $    153,418
Officer's salary                                     147,404        130,385
Payroll and other taxes                               21,520         20,513
Employee Benefits                                     31,160          8,080

Bad debt expense                                     534,356        165,848
Professional fees                                    104,561         94,657
Consulting                                            30,808          7,100

Rent                                                  20,077         19,825
Office expense                                        18,528         15,167
Telephone expense                                      8,671          7,347

Fees and licenses                                     19,229         12,144
Amortization expense                                   1,519          2,046
Depreciation expense                                   2,791          1,688

Travel and entertainment                              62,652         51,530
Trade shows                                           14,075              -
Training                                               6,200          8,500
Automobile expense                                    11,093          4,924

Settlement costs                                      20,000              -
Advertising                                                -          2,214
Insurance                                              7,416          5,928
Miscellaneous expense                                  5,513          3,935

                                                ------------   ------------
                                                $  1,262,442   $    715,249
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


Date: April 17, 2007                   TILDEN ASSOCIATES, INC.

                                       By: /s/ ROBERT BASKIND
                                           -------------------------------------
                                           Robert Baskind
                                           President and
                                           Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures                                Titles                        Date

By: /s/ ROBERT BASKIND       Chairman of the Board, President     April 17, 2007
    ---------------------    Chief Executive Officer
    Robert Baskind           (Principal Executive and
                             Financial Officer)