Form 10QSB
period 2007-03-31
TILDEN ASSOCIATES INC
filed 2007-05-21
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007


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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 17, 2007 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB

                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2007 (unaudited)
         and December 31, 2006 (audited)                                     3

         Consolidated Statements of Income for the Three Month
         Periods Ended March 31, 2007 and 2006 (unaudited)                   4

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2007 and 2006 (unaudited)             5

         Notes to Condensed Consolidated Financial Statemtents          6 - 11


Item 2.  Management's Discussion and Analysis or Plan of Operation     12 - 13

Item 3.  Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits                                                           14


SIGNATURE                                                                   15

CERTIFICATION                                                          16 - 17


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                          March 31,       December 31,
                                                                                            2007             2006
                                                                                         ------------     ------------
                                                                                         (Unaudited)
                                   ASSETS

Cash and cash equivalents                                                                $    655,360     $    570,064
Accounts and notes receivable - net of allowance for doubtful accounts of
       $437,274 and $427,239 at March 31, 2007 and December 31, 2006, respectively            302,523          277,189
Escrow receivable                                                                             200,000               --
Prepaid expenses and other current assets                                                      20,354           20,037
Other receivable                                                                               21,667           32,500
                                                                                         ------------     ------------
       Total current assets                                                                 1,199,904          899,790
                                                                                         ------------     ------------
Property and equipment, net of accumulated depreciation
      of $23,327 and $21,695, respectively                                                     53,372           54,907
                                                                                         ------------     ------------

Intangible assets, net of accumulated amortization
      of $220,060 and $219,681, respectively                                                  566,105          566,484
Deposit on building                                                                                --           68,800
Security deposits                                                                              53,685           53,685
                                                                                         ------------     ------------
       Total other assets                                                                     619,790          688,969
                                                                                         ------------     ------------
       Total assets                                                                      $  1,873,066     $  1,643,666
                                                                                         ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                                    $    320,095     $    197,231
Deposits on franchise acquisitions                                                            246,717          210,217
Income taxes payable                                                                           34,982           40,462
Notes payable                                                                                  18,700           18,700
                                                                                         ------------     ------------
       Total current liabilities                                                              620,494          466,610

Security deposits                                                                             120,358          120,358
                                                                                         ------------     ------------
       Total liabilities                                                                      740,852          586,968
                                                                                         ------------     ------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at March 31,
       2007 and December 31, 2006, respectively                                                 5,713            5,713
Additional paid-in capital                                                                  1,639,966        1,639,966
Retained earnings (accumulated deficit)                                                      (493,465)        (568,981)
                                                                                         ------------     ------------
                                                                                            1,152,214        1,076,698
Less: treasury stock - 40,000 shares, stated at cost                                          (20,000)         (20,000)
                                                                                         ------------     ------------
       Total stockholders' equity                                                           1,132,214        1,056,698
                                                                                         ------------     ------------
       Total liabilities and stockholders' equity                                        $  1,873,066     $  1,643,666
                                                                                         ============     ============

                See notes to consolidated financial statements.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
Revenues:
      Initial franchise acquisition fees           $     50,000    $    175,000
      Royalty fees                                      152,134         151,032
      Market area sales                                      --         100,000
      Sales from operations of Company stores           109,299          11,416
      Sale of equipment purchased for resale                 --          64,958
      Sale of Company owned locations                        --          35,000
      Rental income from realty rental                  117,233         117,913
      Miscellaneous income                                6,585           7,095
                                                   ------------    ------------
             Total Revenue                              435,251         662,414
                                                   ------------    ------------
Cost of Operations:
      Broker's fees                                      33,200          61,996
      Franchise development fees                          7,424          10,326
      Costs of operation of Company owned stores        116,102           6,613
      Costs of equipment for resale                          --          43,175
      Rent paid for real estate sublet                  123,668         123,281
                                                   ------------    ------------
             Total Operating Costs                      280,394         245,391
                                                   ------------    ------------

Gross Profit                                            154,857         417,023
Selling, general and administrative expenses            212,133         164,981
                                                   ------------    ------------

             Income (loss) from operations              (57,276)        252,042
                                                   ------------    ------------

Other Income (Expense):
      Interest income                                     2,595           8,328
      Interest expense                                     (846)             --
      Gain on sale of building                          131,043              --
                                                   ------------    ------------
             Total other income (expenses)              132,792           8,328
                                                   ------------    ------------

Income before provision for income taxes                 75,516         260,370
Provision for income taxes
      Current                                                --          86,800
      Deferred                                               --              --
                                                   ------------    ------------
             Net Income                            $     75,516    $    173,570
                                                   ============    ============
Per Share Data:
      Basic earnings per share                     $       0.01    $       0.01
                                                   ============    ============
      Diluted earnings per share                   $       0.01    $       0.01
                                                   ============    ============
Weighted Average Shares Outstanding:
      Basic                                          11,425,903      15,873,166
                                                   ============    ============
      Diluted                                        11,425,903      16,978,484
                                                   ============    ============

                See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                      Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                    2007            2006
                                                                ------------    ------------
Cash Flows from Operating Activities:
     Net income                                                 $     75,516    $    173,570
     Adjustments to reconcile net income to net cash
               provided by (used for) operating activities:
        Depreciation and amortization                                  2,011             648
        Provision for bad debts                                       22,136          26,803
        Gain on sale of building                                    (131,043)             --
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                (47,470)       (111,271)
        Loan receivable - Stockholders                                    --         (65,182)
        Other receivable                                              10,833           9,597
        Prepaid expenses and other current assets                       (317)         16,349
        Security deposits-asset                                           --          (6,800)
        Accounts  payable and accrued expenses                       122,864          38,500
        Deposits on franchise acquisitions                            36,500         148,811
        Income taxes payable                                          (5,480)         86,800
        Security deposits-liability                                       --          25,500
        Escrow receivable                                           (200,000)             --
                                                                ------------    ------------
Net cash provided by (used for) operating activities                (114,450)        343,325
                                                                ------------    ------------

Cash Flows from Investing Activities:
        Purchase of equipment                                            (97)             --
        Proceeds on sale of building                                 950,000              --
        Cost of building sold                                       (818,957)             --
        Deposit on building utilized for building purchase            68,800              --
                                                                ------------    ------------
Net cash provided by investing activities                            199,746              --
                                                                ------------    ------------

Cash Flows from Financing Activities:
        Stock issued upon exercise of stock options                                   65,000
        Repayment of notes payable                                        --          (4,655)
                                                                ------------    ------------
Net cash provided by financing activities                                 --          60,345
                                                                ------------    ------------

Net increase in  cash                                                 85,296         403,670
Cash and cash equivalents at beginning of the period                 570,064         444,637
                                                                ------------    ------------

Cash and cash equivalents at end of the period                  $    655,360    $    848,307
                                                                ============    ============

                See notes to consolidated financial statements.

                     TILDEN ASSOCIATES, INC and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2007 (Unaudited)

NOTE 1 - Organization and Business Operations

         The Company was incorporated in the state of Delaware in June 1995 and is in the business of selling automotive franchises and administering and supporting full service automotive repair centers under the name "TILDEN FOR BRAKES CAR CARE CENTERS". The majority of franchises are currently located in New York, Florida and Colorado, with twelve states being represented and expansion plans for several additional states.

NOTE 2- Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

NOTE 3 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                       March 31,     December 31,
                                                                         2007            2006
                                                                      (Unaudited)
                                                                     ------------    ------------
         Trade receivables from franchisees                          $    698,710    $    663,341
         Installment loans due between August 31, 2005 and May 31,
         2009 with varying interest rates
         ranging from 6.0% to 8.0%                                         41,087          41,087
                                                                     ------------    ------------
         Total                                                            739,797         704,428
         Less allowance for doubtful accounts                            (437,274)       (427,239)
                                                                     ------------    ------------
         Net                                                         $    302,523    $    277,189
                                                                     ============    ============

NOTE 4 - Property and Equipment

         Property and equipment consisted of the following:

                                                                       March 31,      December 31,
                                                                         2007            2006
                                                                      (Unaudited)
                                                                     ------------    ------------
         Machinery and shop equipment                                $     59,383    $     59,286
         Signage                                                            5,623           5,623
         Furniture                                                         11,693          11,693
         Leasehold Improvements                                                --              --
                                                                     ------------    ------------
         Total                                                             76,699          76,602
         Less accumulated depreciation                                    (23,327)        (21,695)
                                                                     ------------    ------------
         Property and equipment, net
             of accumulated depreciation                             $     53,372    $     54,907
                                                                     ============    ============

NOTE 5 - Intangible Assets

         Intangible assets consisted of the following:

                                                                       March 31,
                                                                         2007        December 31,
                                                                      (Unaudited)       2006
                                                                     ------------    ------------
         Trademarks                                                  $     28,183    $     28,183
         Franchise and market area rights                                 746,657         746,657
         Organizational costs                                              11,325          11,325
                                                                     ------------    ------------
         Total                                                            786,165         786,165
         Less accumulated amortization                                   (220,060)       (219,681)
                                                                     ------------    ------------
         Intangible Assets, net
             of accumulated amortization                             $    566,105    $    566,484
                                                                     ============    ============

Of the intangible assets listed above, only organizational costs have been amortized for the three months ended March 31, 2007. The trademarks and the franchise and market area rights are considered to have indefinite useful lives and accordingly are not being amortized. No amortization expense is expected to be incurred in the future as amortizable assets above have been fully amortized as of March 31, 2007.

NOTE 6 - Notes Payable

         Notes payable consisted of the following:

                                                                       March 31,     December 31,
                                                                         2007            2006
                                                                      (Unaudited)
                                                                     ------------    ------------
         Notes payable bearing interest at varying rates
         due in  July of 2007                                        $     18,700    $     18,700
                                                                     ------------    ------------
         Total                                                       $     18,700    $     18,700
                                                                     ============    ============

In August, 2006, the Company secured a revolving line of credit. The line is secured by the assets of the Company. During the three months ended March 31, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the three-month period. The Company used part of the proceeds on the sale to pay down the line in full.

NOTE 7 - Income Taxes

         Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                                         Three months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                        2007            2006
                                                                     ------------    -----------
         Current
             Federal                                                 $         --    $     69,000
             State                                                             --          17,800
                                                                     ------------    ------------
         Total current provision                                               --          86,800

         Deferred
             Federal                                                           --              --
             State                                                             --              --
                                                                     ------------    ------------
         Total deferred provision                                              --              --
                                                                     ------------    ------------
         Total income tax expense                                    $         --    $     86,800
                                                                     ============    ============

         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible bad debt reserves and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

         The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes. The Company is deficient in filing its Federal Income tax returns since 1999 and their State tax returns since 2000.

         Net operating loss carryovers at December 31, 2006 were approximately $185,000 and will expire in 2022. The Company does not anticipate fully utilizing these carryovers in 2007.

NOTE 8 - Commitments and Contingencies

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
                                                 ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the three months ended March 31, 2007 was $6,942.

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

NOTE 9 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2007 and at December 31, 2006 two accounts exceeded federally insured limits by approximately $431,000 and $347,000, respectively. Also, at March 31, 2007 and December 31, 2006, the Company had accounts and notes receivable from franchisees of approximately $302,500 and $277,200, respectively, net of an allowance for doubtful accounts of approximately $437,300 and $427,200, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 10 - Related Party Transactions

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

NOTE 11 - Stock Options

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

         On July 18, 2006, a derivative action was filed challenging the issuance of stock options by the Company to members of management and the Board of Directors between 2001 and 2005. In August of 2006, the Company rescinded the 6,067,000 outstanding stock options issued in the years 2001 to 2005. On September 11, 2006, the action was settled.

         No stock options were granted in 2006 or in the three months ended March 31, 2007. At March 31, 2007, there are no stock options outstanding.

NOTE 12 - Other Receivable

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. ("International") Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of March 31, 2007, the balance receivable on the agreement was $21,667.

NOTE 13 - Franchises and Market Area Activities

Franchises

         During the three months ended March 31, 2007 and 2006, the Company sold two and seven new franchises, respectively. As of March 31, 2007 the Company had 51 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the three months ended March 31, 2007 and 2006, the Company sold none and two new rights to develop market areas, respectively.

NOTE 14 - Retirement Plan

         In November 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,000 in 2006. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. To date, the Company has matched 100% of employee contributions subject to a minimum of 3% of the employees' wages. For the three months ended March 31, 2007, Company contributions to the plan (which are expensed when incurred) were $0.

NOTE 15 - Sale of Building

         In March 2007, the Company purchased a building in West Babylon, New York for approximately $819,000. The purchase was financed by cash on hand at the time of the purchase and by the utilization of a line of credit established by the Company in 2006. Included in the cost of the building was the purchase of lease rights, from the franchisee who previously occupied the space, in the amount of $125,000. Also in March 2007, the Company sold the West Babylon building for approximately $950,000 resulting in a profit of approximately $131,000. The contract of sale required that the Company keep $200,000 in escrow until the building is evacuated and the equipment maintained by the franchisee is removed. The Company anticipates that the premises will be emptied out by September, 2007 at which time it expects to have the funds held in escrow to be released to them.

NOTE 16 - Supplemental Cash Flow information

         For the three months ended March 31, 2007 and 2006 intrest paid was $846 and $0, respectively and income taxes paid was $5,480 and $0, respectively.


NOTE 17 - Subsequent Events

         Asset Purchase and Reorganization Agreement-In February, 2007, the Company entered into an Asset Purchase and Reorganization Agreement with Accountabilities, Inc., based in Manalapan, New Jersey, and TFB Acquisition Company, LLC to purchase substantially all of the property, rights and assets used by Accountabilities, Inc. in conducting its business of providing (1) professional staffing services primarily to accounting firms and (2) information technology /scientific staffing services and workforce solutions to various businesses. The purchase price of the Accountabilities, Inc. assets was to be 12,500,000 shares of the Company's common stock. The shares were to represent approximately 96% of the Company's outstanding common stock after a 1 for 25 reverse stock split and after completion of the transaction. The agreement also contemplated that at the time of the acquisition of the assets from Accountabilities, Inc., the assets owned by the Company in connection with conducting its existing business (the "Automotive Assets") would be sold to TFB Acquisition Company, LLC ("TFB"), a newly formed company controlled by Robert Baskind, Chairman and President of the Company. The purchase price for the Automotive Assets was to be an amount equal to 50% of TFB pretax income for any of the years ending December 31, 2007, 2008 or 2009 in excess of $500,000 plus "net cash" (the amount of cash and cash equivalents less accounts payables and any other liabilities of the Automotive Business immediately prior to the closing. The closing of the transactions contemplated by the purchase agreement was scheduled to take place within five days after the date when each of the conditions to closing set forth in the purchase agreement were fulfilled,

In April 2007, Accountabilities, Inc. advised the Company that it was no longer interested in closing the Asset Purchase and Reorganization Agreement.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2007 vs Three Months Ended March 31, 2006
----------------------------------------------------------------------

         Revenue decreased to approximately $435,251 in the first quarter of 2007 from approximately $662,000 in the first quarter of 2006, representing a 34% decrease. The decrease in overall revenue was primarily attributed to decreases in initial franchise acquisition fees, market area sales, sale of equipment purchased for resale and the sale of company locations of approximately $125,000, $100,000, $65,000 and $35,000, respectively. These decreases were offset by an increase in the sales from company owned stores of approximately $98,000. The decreases in franchise sales, market area sales and sale of equipment purchased for resale were all attributable to a reduction in purchasers of new franchises and market areas identified by the Company during the first quarter 2007. The Company does not believe that the revenue decreases were attributable to any identifiable changes in the Company's business or industry but rather was a result of the normal fluctuations in new franchise and market area activity. The increase in sales from operation of company owned stores was attributable the Company's operation of an active location in Houston Texas during the first quarter 2007. The Company hopes to sell the location in 2007.t

         Operating costs increased to approximately $280,000 in the first quarter of 2007 from approximately $245,000 in the first quarter of 2006, representing a 14% increase. As a percentage of revenue, operating costs were 64% and 37%, respectively for the periods reported. The overall increase was primarily attributable to an increase in costs of operation of company owned stores of approximately $109,000. This increase has been offset by decreases in cost of equipment purchased for resale and broker fees of approximately $43,000 and $29,000, respectively. The increase in costs of operation of company owned stores was in correlation to the increased sales from this activity during the first quarter in 2007.

         Selling, general and administrative expenses increased to approximately $212,000 in the first quarter of 2007 from approximately $165,000 in the first quarter of 2006, representing a 29% increase. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to increases in professional fees and salaries and wages of approximately $31,000 and $15,000, respectively. The increases were offset by a decrease in travel and entertainment of approximately $8,000. The increase in professional fees was primarily attributable to legal and consulting fees incurred in connection with the Purchase and Re-organization agreement contemplated by the Company during the first quarter 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at March 31, 2007 was approximately $579,000, compared to working capital of approximately $433,000 at December 31, 2006. The ratio of current assets to current liabilities was 1.93:1 at March 31, 2007 and 1.93:1 at December 31, 2006. Cash flow used for operations through the first quarter of 2007 was approximately $114,000 compared to the cash flow provided by operations through the first quarter of 2006 of approximately $343,000.

         Accounts receivable - trade, net of allowances, increased to approximately $303,000 at March 31, 2007 from approximately $277,000 at December 31, 2006.

         Accounts payable increased to approximately $320,000 at March 31, 2007 from approximately $197,000 at December 31, 2006.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has a $250,000 line of credit available as of March 31, 2007.

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


Date:  May 21, 2007                    TILDEN ASSOCIATES, INC.


                                       By: /s/ ROBERT BASKIND
                                           ------------------------------------
                                           Robert Baskind
                                           President and
                                           Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures                                 Titles                    Date

By: /s/ ROBERT BASKIND         Chairman of the Board, President     May 21, 2007
    ---------------------      Chief Executive Officer
    Robert Baskind             (Principal Executive and
                               Financial Officer)