Form 10QSB
period 2007-06-30
TILDEN ASSOCIATES INC
filed 2007-08-20
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2007


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


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 16, 2007 was 11,425,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:    Yes  [ ]   No [X]

                        Table of Contents for Form 10-QSB


                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2007 (unaudited)
         and December 31, 2006 (audited)                                      3

         Consolidated Statements of Income for the Three Month and
         Six Month Periods Ended June 30, 2007 and 2006 (unaudited)           4

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2007 and 2006 (unaudited)               5

         Notes to Condensed Consolidated Financial Statements            6 - 11


Item 2.  Management's Discussion and Analysis or Plan of Operation      12 - 14

Item 3.  Controls and Procedures                                             15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            15


SIGNATURE                                                                    16

CERTIFICATION                                                           17 - 18


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30, 2007       December 31, 2006
                                                                                -----------------    -----------------
                                     ASSETS

Cash and cash equivalents                                                      $         610,014    $         570,064
Accounts and notes receivable - net of allowance for doubtful accounts of
  $449,472 and $427,239 at June 30, 2007 and December 31, 2006, respectively             341,069              277,189
Inventory                                                                                 10,750                   --
Escrow receivable                                                                        200,000                   --
Prepaid expenses and other current assets                                                  7,454               20,037
Other receivable                                                                          14,444               32,500
                                                                               -----------------    -----------------
  Total current assets                                                                 1,183,731              899,790
                                                                               -----------------    -----------------
Property and equipment, net of accumulated depreciation
  of $25,060 and $21,695, respectively                                                    51,542               54,907
                                                                               -----------------    -----------------
Intangible assets, net of accumulated amortization
  of $220,457 and $219,681, respectively                                                 573,583              566,484
Deposit on building                                                                           --               68,800
Security deposits                                                                         53,685               53,685
                                                                               -----------------    -----------------
  Total other assets                                                                     627,268              688,969
                                                                               -----------------    -----------------
  Total assets                                                                 $       1,862,541    $       1,643,666
                                                                               =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                          $         312,018    $         197,231
Deposits on franchise sales                                                              261,717              210,217
Income taxes payable                                                                      34,982               40,462
Notes payable                                                                             18,700               18,700
                                                                               -----------------    -----------------
  Total current liabilities                                                              627,417              466,610

Security deposits                                                                        120,358              120,358
                                                                               -----------------    -----------------
  Total liabilities                                                                      747,775              586,968
                                                                               -----------------    -----------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
  11,425,903 shares issued and outstanding at June 30, 2007
  and December 31, 2006, respectively                                                      5,713                5,713
Additional paid-in capital                                                             1,639,966            1,639,966
Retained earnings (accumulated deficit)                                                 (510,913)            (568,981)
                                                                               -----------------    -----------------
                                                                                       1,134,766            1,076,698
Less: treasury stock - 40,000 shares, stated at cost                                     (20,000)             (20,000)
                                                                               -----------------    -----------------
  Total stockholders' equity                                                           1,114,766            1,056,698
                                                                               -----------------    -----------------
  Total liabilities and stockholders' equity                                   $       1,862,541    $       1,643,666
                                                                               =================    =================

                See notes to consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                               ----------------------------     ---------------------------
                                                                   2007            2006            2007            2006
                                                               ------------    ------------    ------------    ------------
Revenues
     Initial franchise acquisition fees                        $         --    $     50,000    $     50,000    $    225,000
     Royalty fees                                                   161,764         164,987         313,898         316,019
     Market Area Sales                                                   --         100,000              --         200,000
     Sales from operations of company stores                         18,984           7,925         128,283          19,341
     Sale of equipment purchased for resale                          23,400           9,985          23,400          74,943
     Sale of Company owned locations                                     --              --              --          35,000
     Rental income from realty rental                               107,060         131,346         224,293         249,259
     Miscellaneous income                                             7,298           9,119          13,883          16,214
                                                               ------------    ------------    ------------    ------------
           Total Revenue                                            318,506         473,362         753,757       1,135,776
                                                               ------------    ------------    ------------    ------------
Cost of Operations
     Broker's fees                                                    7,500          53,662          40,700         115,658
     Franchise development fees                                       5,519           7,547          12,943          17,873
     Costs of operation of company owned stores                       8,970           6,042         125,072          12,655
     Costs of equipment for resale                                   19,150           6,450          19,150          49,625
     Rent paid for real estate sublet                               138,364         157,880         262,032         281,161
                                                               ------------    ------------    ------------    ------------
           Total Operating  Costs                                   179,503         231,581         459,897         476,972
                                                               ------------    ------------    ------------    ------------

Gross Profit                                                        139,003         241,781         293,860         658,804
Selling, general and administrative expenses                        161,653         281,780         373,786         446,761
                                                               ------------    ------------    ------------    ------------

           Income (loss) from operations before other income
              and expenses and provision for income taxes           (22,650)        (39,999)        (79,926)        212,043

Other  Income (Expense)
     Interest income                                                  5,304           4,964           7,899          13,292
     Interest expense                                                  (102)             --            (948)             --
     Gain on sale of building                                            --              --         131,043              --
                                                               ------------    ------------    ------------    ------------
           Total other income (expenses)                              5,202           4,964         137,994          13,292
                                                               ------------    ------------    ------------    ------------

Income (loss) before provision for income  taxes                    (17,448)        (35,035)         58,068         225,335
Provision for income  taxes
     Current                                                             --           2,260              --          89,060
     Deferred                                                            --              --              --              --
                                                               ------------    ------------    ------------    ------------
           Net Income (Loss)                                   $    (17,448)   $    (37,295)   $     58,068    $    136,275
                                                               ============    ============    ============    ============
Per Share Data
     Basic earnings per share                                  $      (0.00)   $      (0.00)   $       0.01    $       0.01
                                                               ============    ============    ============    ============
     Diluted earnings per share                                $      (0.00)   $      (0.00)   $       0.01    $       0.01
                                                               ============    ============    ============    ============
Weighted Average Shares Outstanding
     Basic                                                       11,385,903      16,225,903      11,385,903      16,225,903
                                                               ============    ============    ============    ============
     Diluted                                                     11,385,903      16,225,903      11,385,903      17,331,221
                                                               ============    ============    ============    ============

                See notes to consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                           Six Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
Operating Activities                                                 $     58,068    $    136,275
      Net income
      Adjustments to reconcile net income to net cash provided
               by operating activities:
         Depreciation and amortization                                      4,141           1,295
         Provision for doubtful accounts                                   37,786         107,635
         Exercise of stock options                                             --          (1,731)
         Gain on sale of company owned location                                --              --
      Changes in operating assets and liabilities
         Accounts and notes receivable                                   (101,666)       (175,549)
         Inventory                                                        (10,750)             --
         Escrow receivable                                               (200,000)             --
         Prepaid expenses                                                  15,583          19,798
         Other receivables                                                 18,056          16,820
         Security deposits receivable                                      65,800          (9,800)
         Accounts  payable and accrued expenses                           114,787          50,668
         Deposits on franchise sales                                       51,500         167,011
         Income taxes payable                                              (5,480)         86,800
         Security deposits payable                                             --          25,499
                                                                     ------------    ------------
Net cash provided by operating activities                                  47,825         424,721
                                                                     ------------    ------------

Investing Activities
         Purchase of trademark                                             (7,875)             --
                                                                     ------------    ------------
Net cash (used for) investing activities                                   (7,875)             --
                                                                     ------------    ------------

Financing Activities
         Repayment of notes payable                                            --          (4,655)
                                                                     ------------    ------------
Net cash (used for) financing activities                                       --          (4,655)
                                                                     ------------    ------------

Net increase in  cash                                                      39,950         420,066
Cash and cash equivalents at beginning of the period                      570,064         444,637
                                                                     ------------    ------------

 Cash  and cash equivalents at end of the period                     $    610,014    $    864,703
                                                                     ============    ============
Supplemental Cash Flow Information:
      Interest paid                                                  $        948    $         --
                                                                     ============    ============
      Income taxes paid                                              $      5,480    $         --
                                                                     ============    ============

                See notes to consolidated financial statements.

                     TILDEN ASSOCIATES, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2007 (UNAUDITED)

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

NOTE 2- Interim Financial Statements

The unaudited financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                           June 30,
                                                                             2007          December 31,
                                                                          (Unaudited)         2006
                                                                          ------------    ------------
         Trade receivables from franchisees                               $    745,454    $    663,341
         Installment loans due between August 31, 2005 and May 31,
         2009 with varying interest rates
         ranging from 6.0% to 8.0%                                              45,087          41,087
                                                                          ------------    ------------
         Total                                                                 790,541         704,428
         Less allowance for doubtful accounts                                 (449,472)       (427,239)
                                                                          ------------    ------------
         Net                                                              $    341,069    $    277,189
                                                                          ============    ============

NOTE 4 - Property and Equipment

         Property and equipment consisted of the following:

                                                                           June 30,
                                                                             2007          December 31,
                                                                          (Unaudited)         2006
                                                                          ------------    ------------
         Machinery and shop equipment                                     $     59,286    $     59,286
         Signage                                                                 5,623           5,623
         Furniture                                                              11,693          11,693
         Leasehold Improvements                                                     --              --
                                                                          ------------    ------------
         Total                                                                  76,602          76,602
         Less accumulated depreciation                                         (25,060)        (21,695)
                                                                          ------------    ------------
         Property and equipment, net
             of accumulated depreciation                                  $     51,542    $     54,907
                                                                          ============    ============

NOTE 5 - Intangible Assets

         Intangible assets consisted of the following:

                                                                           June 30,
                                                                             2007          December 31,
                                                                          (Unaudited)         2006
                                                                          ------------    ------------
         Trademarks                                                       $     36,058    $     28,183
         Franchise and market area rights                                      746,657         746,657
         Organizational costs                                                   11,325          11,325
                                                                          ------------    ------------
         Total                                                                 794,040         786,165
         Less accumulated amortization                                        (220,457)       (219,681)
                                                                          ------------    ------------
         Intangible Assets, net
             of accumulated amortization                                  $    573,583    $    566,484
                                                                          ============    ============

In May 2007, the Company renewed its trademark at a cost of $7,875. Of the intangible assets listed above, only trademarks have been amortized for the six months ended June 30, 2007 in the amount of $776. The franchise and market area rights are considered to have indefinite useful lives and accordingly are not being amortized.

NOTE 6 - Notes Payable

Notes payable consisted of the following:

                                                                           June 30,
                                                                             2007          December 31,
                                                                          (Unaudited)         2006
                                                                          ------------    ------------
         Notes payable bearing interest at varying rates
         due in  July of 2007                                             $     18,700    $     18,700
                                                                          ------------    ------------
         Total                                                            $     18,700    $     18,700
                                                                          ------------    ------------

In August, 2006, the Company secured a revolving line of credit. The line is secured by the assets of the Company. During the six months ended June 30, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the six-month period. The Company used part of the proceeds on the sale to pay down the line in full.

NOTE 7 - Income Taxes

         Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
                  Current
                      Federal                                             $         --    $     70,850

                      State                                                         --          18,210
                                                                          ------------    ------------
                  Total current provision                                           --          89,060

                  Deferred
                      Federal                                                       --              --
                      State                                                         --              --
                                                                          ------------    ------------
                  Total deferred provision                                          --              --
                                                                          ------------    ------------
                  Total income tax expense                                $         --    $     89,060
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

NOTE 8 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company's President (See Note 10). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, are as follows:

                  2007                                          $    235,204
                  2008                                               291,163
                  2009                                               241,533
                  2010                                               116,533
                  2011 and thereafter                                333,000
                                                                ------------
                                                                $  1,217,433
                                                                ============


         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the six months ended June 30, 2007 was $6,721.

         The future minimum annual rental payments are as follows:

                  2007                                                 9,975
                  2008                                                15,300
                                                                ------------
                                                                $     25,275
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

NOTE 9 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2007 and at December 31, 2006 two accounts exceeded federally insured limits by approximately $333,000 and $347,000, respectively. Also, at June 30, 2007 and December 31, 2006, the Company had accounts and notes receivable from franchisees of approximately $341,100 and $277,200, respectively, net of an allowance for doubtful accounts of approximately $449,500 and $427,200, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 10- Related Party Transactions

Franchise Facilities

         During the second quarter of 2004, several locations for franchise facilities were identified by the Company and available to be purchased. Due to its limited resources and its inability to borrow sufficient funds the Company was unable to purchase these facilities. Certain officers and directors of the Company collectively acquired these facilities and leased them to the Company when franchisees became available. Management believes that the lease payments made by the Company to these officers and directors are at fair market value and are approximately equal to the rent charged to the franchisees occupying each facility.

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

         No stock options were granted in 2006 or in the six months ended June 30, 2007. At June 30, 2007, there are no stock options outstanding.

NOTE 12 - Other Receivable

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. ("International") Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of June 30, 2007, the balance receivable on the agreement was $14,444.

NOTE 13 - Franchises and Market Area Activities

Franchises

         During the six months ended June 30, 2007 and 2006, the Company sold two and seven new franchises, respectively. As of June 30, 2007 the Company had 51 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the six months ended June 30, 2007 and 2006, the Company sold none and four new rights to develop market areas, respectively.

NOTE 14 - Retirement Plan

         In November 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,000 in 2006. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. To date, the Company has matched 100% of employee contributions subject to a minimum of 3% of the employees' wages. For the six months ended June 30, 2007, Company contributions to the plan (which are expensed when incurred) were $0.

NOTE 15- Sale of Building

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


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2007 vs Three Months Ended June 30, 2006
--------------------------------------------------------------------

         Revenue decreased to approximately $319,000 in the second quarter of 2007 from approximately $473,000 in the second quarter of 2006, representing a 33% decrease. The decrease in overall revenue was primarily attributed to decreases in market area sales, initial franchise acquisition fees and rental income of approximately $100,000, $50,000, and $24,000 respectively. These decreases were offset by increases in sales of equipment purchases for resale and sales from the operation of company stores of approximately $13,000 and $11,000, respectively. The decreases in franchise sales and market area sales were attributable to a reduction in purchasers of new franchises and market areas identified by the Company during the second quarter 2007. The Company does not believe that the revenue decreases were attributable to any identifiable changes in the Company's business or industry but rather was a result of the normal fluctuations in new franchise and market area activity. The decrease in rental income was attributable to a decrease in the number of franchisees liable to the Company for rent on subleased locations due to the closing of two locations during 2006. The increase in sales of equipment purchased for resale was primarily attributable to an equipment sale to an existing franchisee during the second quarter 2007. The increase in sales from operation of company stores was attributable to increased sales volume in the store managed by the Company during the second quarter in 2007 in comparison to a different store operated for the same period in 2006.

         Operating costs decreased to approximately $180,000 in the second quarter of 2007 from approximately $232,000 in the second quarter of 2006, representing a 22% decrease. As a percentage of revenue, operating costs were 56% and 49%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in broker fees and rent paid for real estate sublet of approximately $46,000 and $20,000, respectively. These decreases have been offset by an increase in costs of equipment purchased for resale of approximately $13,000. The decrease in broker fees during the second quarter 2007 was attributable to the decrease in market area sales and initial franchise fees activity as compared to the same period in 2006. The decrease in rent paid for real estate sublet was a result of the decrease in franchise locations on which the Company is subleasing to franchisees in 2007 as a result of the loss of two franchise locations due to store closings. The increase in costs of equipment purchased for resale was primarily attributable to the costs associated with the sale of equipment to an existing franchisee.

         Selling, general and administrative expenses decreased to approximately $162,000 in the second quarter of 2007 from approximately $282,000 in the second quarter of 2006, representing a 43% decrease. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to decreases in bad debt expense, professional fees and travel and entertainment of approximately $69,000, $33,000 and $12,000, respectively. The decrease in bad debt expense was attributable to a decrease in the level of balances in accounts receivables requiring reserve as a result of the writing-off of several accounts receivables at the end of 2006. The decrease in professional fees was primarily attributable to a timing difference in the period in which legal and audit fees, in connection with the filing of Securities and Exchange Commission form 10KSB, were booked in 2007 as compared with 2006. The reduction in travel and entertainment was a result of the decrease in new franchise activity during the period. These decreases have been partially offset by an increase in training expense, of $5,000. The increase was attributable to the cost of training two prospective franchisees during the second quarter, 2007.

Six Months Ended June 30, 2007 vs Six Months Ended June 30, 2006
----------------------------------------------------------------

         Revenue decreased to approximately $754,000 through the second quarter of 2007 from approximately $1,136,000 through the second quarter of 2006, representing a 34% decrease. The decrease in overall revenue was primarily attributed to decreases in market area sales, initial franchise acquisition fees, sale of equipment purchased for resale, the sale of company locations and rental income of approximately $200,000, $175,000, $52,000, $35,000 and $25,000,
respectively. These decreases were offset by an increase in the sales from the operation of company owned stores of approximately $109,000. The decreases in market area sales, franchise sales, and sales of equipment purchased for resale were all attributable to a reduction in purchasers of new franchises and market areas identified by the Company through the second of 2007. The Company does not believe that the revenue decreases were attributable to any identifiable changes in the Company's business or industry but rather was a result of the normal fluctuations in new franchise and market area activity. The decrease in sales of Company owned locations was a result of the sale of one location during the first six months of 2006 compared with none during the same period in 2007. The decrease in rental income was attributable to a decrease in the number of franchisees liable to the Company for rent on subleased locations due to the closing of two locations during 2006. The increase in sales from the operation of company owned stores was attributable the Company's operation of an active location in Houston Texas during the first six months of 2007. The Company hopes to sell the location in 2007.

         Operating costs decreased to approximately $460,000 through the second quarter of 2007 from approximately $477,000 through the second quarter of 2006, representing a 4% decrease. As a percentage of revenue, operating costs were 61% and 42%, respectively for the periods reported. The overall decreases were primarily attributable to the decrease in broker fees, cost of equipment purchased for resale and rent paid for real estate sublet of approximately $75,000, $30,000 and $19,000, respectively. The decrease in broker fees and cost of equipment purchased for resale were both attributable to the decrease in new franchises and market areas sold during the first six months of 2007. The decrease in rent paid for real estate sublet was a result of the decrease in franchise locations on which the Company is subleasing to franchisees in 2007. These decreases have been offset by an increase in costs of the operation of company owned stores of approximately $109,000. The increase in costs of operation of company owned stores was in correlation to the increased sales from this activity through the second quarter of 2007.

         Selling, general and administrative expenses decreased to approximately $374,000 through the second quarter of 2007 from approximately $447,000 in through the second quarter of 2006, representing a 16% decrease. The changes in the composition of selling, general and administrative expenses through the second quarter were predominately attributed to decreases in bad debt expense and travel and entertainment of approximately $73,000 and $24,000, respectively. The decrease in bad debt expense was primarily attributable to a decrease in the level of balances in accounts receivables requiring reserve as a result of write-offs of several accounts receivables at the end of 2006. The decrease in travel and entertainment was primarily attributable to the reduction in new franchise activity, which often requires travel to sell and open new franchises. The decreases were offset by increases in salaries and wages and training expense of approximately $10,000 and $6,000, respectively. The increase in salaries was a result of an increase in salaries paid to franchise operations personnel during through the second quarter, 2007. The increase in training was primarily attributable to the training of two prospective franchisees, which required training, during the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at June 30, 2007 was approximately $556,000, compared to working capital of approximately $433,000 at December 31, 2006. The ratio of current assets to current liabilities was 1.88:1 at June 30, 2007 and 1.93:1 at December 31, 2006. Cash flow provided by operations through the second quarter of 2007 was approximately $48,000 compared to the cash flow provided by operations through the second quarter of 2006 of approximately $425,000.

         Accounts receivable - trade, net of allowances, increased to approximately $341,000 at June 30, 2007 from approximately $277,000 at December 31, 2006.

         Accounts payable increased to approximately $312,000 at June 30, 2007 from approximately $197,000 at December 31, 2006.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has a $250,000 line of credit available as of June 30, 2007.

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


Date: August 20, 2007                  TILDEN ASSOCIATES, INC.


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

Signatures                             Titles                         Date

By: /s/ ROBERT BASKIND         Chairman of the Board,            August 20, 2007
    -----------------------    President, Chief Executive
    Robert Baskind             Officer (Principal Executive
                               and Financial Officer)