Form 10QSB
period 2007-09-30
TILDEN ASSOCIATES INC
filed 2007-11-19
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                        Commission file number 0001027484

                             TILDEN ASSOCIATES, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             DELAWARE                                    11-3343019
   -----------------------------                      -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                300 Hempstead Turnpike, West Hempstead, NY 11552
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (516) 746-7911
       -------------------------------------------------------------------
                (Issuer's telephone number, including area code)


       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 14, 2007 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:   Yes [ ]            No [X]

                       Table of Contents for Form 10-QSB

                                                                                 Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets at September 30, 2007 (unaudited)
            and December 31, 2006 (audited)                                          3

            Consolidated Statements of Operations for the Three Month and
            Nine Month Periods Ended September 30, 2007 and 2006 (unaudited)         4

            Consolidated Statements of Cash Flows for the Nine
            Month Periods Ended September 30, 2007 and 2006 (unaudited)              5

            Notes to Condensed Consolidated Financial Statements                6 - 12

Item 2.     Management's Discussion and Analysis or Plan of Operation          13 - 15

Item 3.     Controls and Procedures                                                 16

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                       16

Item 2.     Changes in Securities and Use of Proceeds                               16

Item 3.     Defaults Upon Senior Securities                                         16

Item 4.     Submission of Matters to a Vote of Security Holders                     16

Item 5.     Other Information                                                       16

Item 6.     Exhibits                                                                16

SIGNATURE                                                                           17

CERTIFICATION                                                                  18 - 19

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                                          September 30, 2007   December 31, 2006
                                                          ------------------   -----------------
                                                              (Unaudited)
Cash and cash equivalents                                 $          592,766   $         570,064
Accounts and notes receivable - net of allowance for
   doubtful accounts of $464,621 and $427,239 at
   September 30, 2007 and December 31, 2006,
   respectively                                                      348,769             277,189
Inventory                                                              4,300                   -
Escrow receivable                                                    200,000                   -
Prepaid expenses and other current assets                              7,454              20,037
Other receivable                                                       7,222              32,500
                                                          ------------------   -----------------
   Total current assets                                            1,160,511             899,790
                                                          ------------------   -----------------

Property and equipment, net of accumulated depreciation
   of $26,681 and $21,695, respectively                               49,921              54,907
                                                          ------------------   -----------------

Intangible assets, net of accumulated amortization
   of $220,821 and $219,681, respectively                            578,508             566,484
Deposit on building                                                        -              68,800
Security deposits                                                     59,684              53,685
Accounts and notes receivable - net of current portion                69,890                   -
                                                          ------------------   -----------------
   Total other assets                                                708,082             688,969
                                                          ------------------   -----------------
   Total assets                                           $        1,918,514   $       1,643,666
                                                          ==================   =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                     $          282,783   $         197,231
Deposits on franchise acquisitions                                   221,717             210,217
Income taxes payable                                                  47,330              40,462
Notes payable                                                         18,700              18,700
                                                          ------------------   -----------------
   Total current liabilities                                         570,530             466,610

Security deposits                                                    126,357             120,358
                                                          ------------------   -----------------
   Total liabilities                                                 696,887             586,968
                                                          ------------------   -----------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares
   authorized; 11,425,903 shares issued at September
   30, 2007 and December 31, 2006, respectively                        5,713               5,713
Additional paid-in capital                                         1,639,966           1,639,966
Retained earnings (accumulated deficit)                             (404,052)           (568,981)
                                                          ------------------   -----------------
                                                                   1,241,627           1,076,698
Less: treasury stock - 40,000 shares, stated at cost                 (20,000)            (20,000)
                                                          ------------------   -----------------
   Total stockholders' equity                                      1,221,627           1,056,698
                                                          ------------------   -----------------
   Total liabilities and stockholders' equity             $        1,918,514   $       1,643,666
                                                          ------------------   -----------------

                 See notes to consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                  -------------------------------   -------------------------------
                                                       2007             2006             2007             2006
                                                  --------------   --------------   --------------   --------------
Revenues
   Initial franchise acquisition fees             $       80,000   $       77,500   $      130,000   $      302,500
   Royalty fees                                          179,338          154,260          493,236          470,279
   Market Area Sales                                           -                -                -          200,000
   Sales from operations of company stores                     -           87,642          128,283          106,983
   Sale of equipment purchased for resale                  3,818            5,982           27,218           80,925
   Sale of Company owned locations                        80,000           22,000           80,000           57,000
   Rental income from realty rental                      123,687          128,264          347,980          377,523
   Miscellaneous income                                    3,728            2,392           17,611           18,606
                                                  --------------   --------------   --------------   --------------
      Total Revenue                                      470,571          478,040        1,224,328        1,613,816
                                                  --------------   --------------   --------------   --------------

Cost of Operations
   Broker's fees                                          12,500            8,085           53,200          123,743
   Franchise development fees                             13,359           13,974           26,302           31,847
   Costs of operation of company owned stores             19,047           71,691          145,067           84,346
   Costs of equipment for resale                           6,676            3,223           25,826           52,848
   Rent paid for real estate sublet                      132,633          125,998          394,665          407,159
                                                  --------------   --------------   --------------   --------------
      Total Operating Costs                              184,215          222,971          645,060          699,943
                                                  --------------   --------------   --------------   --------------

Gross Profit                                             286,356          255,069          579,268          913,873
Selling, general and administrative expenses             175,227          223,896          549,013          670,657
                                                  --------------   --------------   --------------   --------------
      Income (loss) from operations                      111,129           31,173           30,255          243,216
                                                  --------------   --------------   --------------   --------------
Other Income (Expense)
   Interest income                                         8,080            3,652           15,979           16,944
   Interest expense                                            -                -                -                -
   Gain on sale of building                                    -                -          131,043                -
                                                  --------------   --------------   --------------   --------------
      Total other income (expenses)                        8,080            3,652          147,022           16,944
                                                  --------------   --------------   --------------   --------------
Income (loss) before provision for income taxes          119,209           34,825          177,277          260,160
Provision for income taxes
   Current                                                12,348           35,840           12,348          124,900
   Deferred                                                    -                -                -                -
                                                  --------------   --------------   --------------   --------------
      Net Income (Loss)                           $      106,861   $       (1,015)  $      164,929   $      135,260
                                                  ==============   ==============   ==============   ==============
Per Share Data
   Basic earnings per share                       $         0.01   $        (0.00)  $         0.01   $         0.01
                                                  ==============   ==============   ==============   ==============
   Diluted earnings per share                     $         0.01   $        (0.00)  $         0.01   $         0.01
                                                  ==============   ==============   ==============   ==============
Weighted Average Shares Outstanding
   Basic                                              11,425,903       11,425,903       11,425,903       11,425,903
                                                  ==============   ==============   ==============   ==============
   Diluted                                            11,425,903       11,425,903       11,425,903       11,425,903
                                                  ==============   ==============   ==============   ==============

                 See notes to consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                        -----------------------------
                                                                             2007            2006
                                                                        -------------   -------------
Operating Activities
   Net income                                                           $     164,929   $     135,260
   Adjustmens to reconcile net income to net cash provided
         by operating activities:
      Depreciation and amortization                                             6,126           1,944
      Provision for bad debt                                                   63,451         140,715
   Changes in operating assets and liabilities
      Accounts and notes receivable                                          (204,921)       (216,686)
      Inventory                                                                (4,300)              -
      Escrow receivable                                                      (200,000)              -
      Prepaid expenses                                                         15,583          15,396
      Other receivables                                                        25,278          27,653
      Security deposits receivable                                             (8,999)        (15,524)
      Deposit on Building Acquired                                             68,800               -
      Accounts payable and accrued expenses                                    85,552          77,377
      Deposits on franchise acquisitions                                       11,500         (10,697)
      Income taxes payable                                                      6,868         124,901
      Security deposits payable                                                 5,999          33,499
                                                                        -------------   -------------
Net cash provided by operating activities                                      35,866         313,838
                                                                        -------------   -------------

Investing Activities
      Purchase of trademark                                                   (13,164)              -
                                                                        -------------   -------------
Net cash (used for) investing activities                                      (13,164)              -
                                                                        -------------   -------------

Financing Activities
      Repayment of notes payable                                                    -          (4,655)
                                                                        -------------   -------------
Net cash (used for) financing activities                                            -          (4,655)
                                                                        -------------   -------------

Net increase in cash                                                           22,702         309,183
Cash and cash equivalents at beginning of the period                          570,064         444,637
                                                                        -------------   -------------

Cash and cash equivalents at end of the period                          $     592,766   $     753,820
                                                                        =============   =============

Supplemental Cash Flow Information:
   Interest paid                                                        $           -   $           -
                                                                        =============   =============
   Income taxes paid                                                    $       5,480   $           -
                                                                        =============   =============

                 See notes to consolidated financial statements.

                     TILDEN ASSOCIATES, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2007 (UNAUDITED)

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

NOTE 2- Interim Financial Statements

The unaudited financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

      Accounts and notes receivable consisted of the following:

                                                                   September 30,     December 31
                                                                        2007
                                                                    (Unaudited)         2006
                                                                  --------------   --------------
             Trade receivables from franchisees                   $      803,280   $      663,341
             Installment loan due May 31, 2014 bearing interest
             at 10%                                                       80,000           41,087
                                                                  --------------   --------------
             Total                                                       883,280          704,428
             Less allowance for doubtful accounts                       (464,621)        (427,239)
                                                                  --------------   --------------
             Net                                                         418,659          277,189
             Less long term portion                                      (69,890)               -
                                                                  --------------   --------------
             Current portion                                      $      348,769   $     277,189
                                                                  ==============   ==============

NOTE 4 - Property and Equipment

      Property and equipment consisted of the following:

                                                                   September 30,    December 31,
                                                                        2007
                                                                    (Unaudited)         2006
                                                                  --------------   --------------
             Machinery and shop equipment                         $       59,286   $       59,286
             Signage                                                       5,623            5,623
             Furniture                                                    11,693           11,693
             Leasehold Improvements                                            -                -
                                                                  --------------   --------------
             Total                                                        76,602           76,602
             Less accumulated depreciation                               (26,681)         (21,695)
                                                                  --------------   --------------
             Property and equipment, net
                of accumulated depreciation                       $       49,921   $       54,907
                                                                  ==============   ==============

NOTE 5 - Intangible Assets

      Intangible assets consisted of the following:

                                                                   September 30,    December 31,
                                                                        2007
                                                                    (Unaudited)        2006
                                                                  --------------   --------------
             Trademarks                                           $       41,347   $       28,183
             Franchise and market area rights                            746,657          746,657
             Organizational costs                                         11,325           11,325
                                                                  --------------   --------------
             Total                                                       799,329          786,165
             Less accumulated amortization                              (220,821)        (219,681)
                                                                  --------------   --------------
             Intangible Assets, net
             of accumulated amortization                          $      578,508   $      566,484
                                                                  ==============   ==============

      In May 2007, the Company renewed one of its trademarks at a cost of $13,164. Of the intangible assets listed above, only trademarks have been amortized for the nine months ended September 30, 2007 in the amount of $1,140. The franchise and market area rights are considered to have indefinite useful lives and accordingly are not being amortized.

NOTE 6 - Notes Payable

      Notes payable consisted of the following:

                                                                   September 30,    December 31,
                                                                        2007
                                                                    (Unaudited)         2006
                                                                  --------------   --------------
             Notes payable bearing interest at varying rates
             due in July of 2007                                  $       18,700   $       18,700
                                                                  --------------   --------------
             Total                                                $       18,700   $       18,700
                                                                  --------------   --------------

      In August, 2006, the Company secured a revolving line of credit. The line is secured by the assets of the Company. During the nine months ended September 30, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the nine-month period. The Company used part of the proceeds on the sale to pay down the line in full.

NOTE 7 - Income Taxes

      Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

      Consolidated income tax expense consisted of the following:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                  -------------------------------
                                                                       2007             2006
                                                                  --------------   --------------
                   Current
                      Federal                                     $        7,870   $      100,520
                      State                                                4,478           24,380
                                                                  --------------   --------------
                   Total current provision                                12,348          124,900

                   Deferred
                      Federal                                                  -                -
                      State                                                    -                -
                                                                  --------------   --------------
                   Total deferred provision                                    -                -
                                                                  --------------   --------------
                   Total income tax expense                       $       12,348   $      124,900
                                                                  ==============   ==============

      Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible bad debt reserves and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

      The actual income tax expense attributable to net income differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax income as a result of the benefit of net operating loss carryforwards, offset by a reduction in the related valuation allowance and the effect of state and local taxes. The Company is deficient in filing its Federal and State returns since 2004.

      Net operating loss carryovers at December 31, 2006 were approximately $185,000 and will expire in 2022. The Company expects to fully utilize these carryovers in 2007.

NOTE 8 - Commitments and Contingencies

Leases

      The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company's President (See Note 10). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. At September 30, 2007, future minimum lease payments under these operating leases for the years ending December 31, are as follows:

          2007                                             $     91443
          2008                                                 291,163
          2009                                                 241,533
          2010                                                 116,533
          2011 and thereafter                                  333,000
                                                           -----------
                                                           $ 1,073,672
                                                           ===========

      The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the nine months ended September 30, 2007 was $43,189.

      At September 30, 2007, the future minimum annual rental payments are as follows:

          2007                                                   5,100
          2008                                                  15,300
                                                           -----------
                                                           $    20,400
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

NOTE 9 - Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2007 and at December 31, 2006 two accounts exceeded federally insured limits by approximately $322,000 and $347,000, respectively. Also, at September 30, 2007 and December 31, 2006, the Company had accounts and notes receivable from franchisees of approximately $418,700 and $277,200, respectively, net of an allowance for doubtful accounts of approximately $464,600 and $427,200, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 10- Related Party Transactions

Franchise Facilities

      The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the nine months ended September 30, 2007 and 2006, rent paid to the Company's president and affiliates for real estate sublet was $55,962 and $42,000, respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility

NOTE 11 - Stock Options

Tilden Associates, Inc. Stock Option Plans

      From May 1998 to December 2005, the Company adopted several Tilden Associates, Inc. Stock Option Plans ("the Plans") on an annual basis. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company's common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value, provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee's employment with the Company.

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

      No stock options were granted in 2006 or in the nine months ended September 30, 2007. At September 30, 2007, there are no stock options outstanding.

NOTE 12 - Other Receivable

      On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International LLC. ("International"). Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of September 30, 2007, the balance receivable on the agreement was $7,222.

NOTE 13 - Franchises and Market Area Activities

Franchises

      During the nine months ended September 30, 2007 and 2006, the Company sold five and seven new franchises, respectively. As of September 30, 2007 the Company had 53 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

      During the nine months ended September 30, 2007 and 2006, the Company sold none and four new rights to develop market areas, respectively.

NOTE 14 - Retirement Plan

      In November 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,000 in 2006. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. To date, the Company has matched 100% of employee contributions subject to a minimum of 3% of the employees' wages. For the nine months ended September 30, 2007, Company contributions to the plan (which are expensed when incurred) were $0.

NOTE 15- Sale of Building

      In March 2007, the Company purchased a building in West Babylon, New York for approximately $819,000. The purchase was financed by cash on hand at the time of the purchase and by the utilization of a line of credit established by the Company in 2006. Included in the cost of the building was the purchase of lease rights, from the franchisee who previously occupied the space, in the amount of $125,000. Also in March 2007, the Company sold the West Babylon building for approximately $950,000 resulting in a profit of approximately $131,000. The contract of sale required that the Company keep $200,000 in escrow until the building is evacuated and the equipment maintained by the franchisee is removed. The Company anticipates that the premises will be emptied out by December 2007, at which time it expects to have the funds held in escrow released to them.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006

      Revenue decreased to $471,000 in the third quarter of 2007 from approximately $478,000 in the third quarter of 2006, representing a 1% decrease. The decrease in overall revenue was primarily attributed to a decrease in sales from the operation of company owned stores of approximately $88,000. This decrease was offset by increases in the sale of company owned locations and royalty fees of approximately $58,000 and $25,000, respectively. The decrease in sales from the operation of company owned stores was a result of the Company's decision to stop servicing vehicles at its Houston, Texas location at the beginning of the third quarter of 2007. The Houston location was subsequently sold during the fourth quarter 2007. The increase in the sales of Company owned locations was a result of the sale of an abandoned location to a new franchisee for $80,000 during the third quarter 2007. The increase in royalty fee income was primarily attributable to an increase in the number of franchisees paying royalties in 2007.

      Operating costs decreased to approximately $184,000 in the third quarter of 2007 from approximately $223,000 in the third quarter of 2006, representing a 17% decrease. As a percentage of revenue, operating costs were 39% and 47%, respectively for the periods reported. The overall decrease was primarily attributable to a decrease in costs of operation of company owned stores of approximately $53,000. The decrease was offset by an increase in rent paid for real estate sublet of approximately $7,000. The decrease in costs of operation of Company-owned stores was a result of the closing of its store in Houston, Texas during the third quarter 2007. The increase in rent paid for real estate sublease was a result of increased rent paid on locations, which are sublet to franchisees.

      Selling, general and administrative expenses decreased to approximately $175,000 in the third quarter of 2007 from approximately $224,000 in the third quarter of 2006, representing a 22% decrease. The changes in the composition of selling, general and administrative expenses during the third quarter were predominately attributed to decreases in settlement expense, professional fees, salaries and wages and travel and entertainment expense of approximately $20,000, $13,000 $11,000 and $9,000, respectively. The decrease in settlement expense is a result of a settlement of a legal matter in the amount of $20,000 during the third quarter of 2006 with no settlement expense incurred during the third quarter 2007. The decrease in professional fees is primarily attributable to a reduction in legal fees incurred during the third quarter 2007 compared with the corresponding period in 2006. During the third quarter 2006, the Company incurred increased legal fees in connection with a potential merger, which the Company contemplated in 2006. Salaries decreased as a result of the release of an employee during the third quarter 2007. The position was filled subsequently in the fourth quarter. Travel and entertainment expense decreased during the third quarter 2007 as a result of an overall decrease in new franchise and market area activity in 2007, which required less out-of-town travel for sales and training purposes.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

      Revenue decreased to approximately $1,224,000 through the third quarter of 2007 from approximately $1,614,000 through the third quarter of 2006, representing a 24% decrease. The decrease in overall revenue was primarily attributed to decreases in market area sales, initial franchise acquisition fees, the sale of equipment purchased for resale and rental income of approximately $200,000, $173,000, $54,000 and $30,000, respectively. These decreases were offset by increases in royalty fees, the sale of company owned locations and the sales from the operation of company owned stores of approximately $23,000, $23,000 and $21,000, respectively. The decreases in market area sales, franchise sales, and sales of equipment purchased for resale were all attributable to a reduction in purchasers of new franchises and market areas identified by the Company through the third quarter of 2007. The Company does not believe that the revenue decreases were attributable to any identifiable changes in the Company's business or industry but rather was a result of the normal fluctuations in new franchise and market area activity. The decrease in rental income was attributable to a reduced number of franchisees paying rent to the Company as a result of an abandonment of their locations. The increase in royalties was primarily attributable to an increase in the number of franchisees remitting royalties to the Company in 2007. The increase in the sale of company owned locations was due to the Company's ability to record an $80,000 sale of a location during the third quarter 2007 as compared to sales of company owned locations totaling $57,000 during the first nine months of 2006. The increase in sales from the operation of company owned stores was attributable to the increased sales volume at a location operated by the Company through the third quarter 2007 as compared with sales recorded at the Company's locations operated during the first nine months of 2006.

      Operating costs decreased to approximately $645,000 through the third quarter of 2007 from approximately $700,000 through the third quarter of 2006, representing an 8% decrease. As a percentage of revenue, operating costs were 53% and 43%, respectively for the periods reported. The overall decreases were primarily attributable to decreases in broker fees, cost of equipment purchased for resale and rent paid for real estate sublet of approximately $71,000, $27,000 and $12,000, respectively. These decreases were offset by an increase in costs of operation of company owned stores of approximately $61,000. The decreases in broker fees and in cost of equipment purchased for resale were a result of the decrease in initial franchise acquisition fees and market area sales reflected by the Company through the third quarter of 2007. The decrease in real estate sublet is attributable to a reduction in locations on which the Company was liable for rent. The increase in costs of operation of company owned stores was a result of the increased sales activity through the third quarter of 2007.

      Selling, general and administrative expenses decreased to approximately $549,000 through the third quarter of 2007 from approximately $671,000 in through the third quarter of 2006, representing an 18% decrease. The changes in the composition of selling, general and administrative expenses through the third quarter were predominately attributed to decreases in bad debt expense, travel and entertainment, settlement expense and professional fees of approximately $77,000, $33,000, $20,000 and $15,000, respectively. The decrease in bad debt expense was primarily attributable to a decrease in the level of balances in accounts receivables requiring reserve. Travel and entertainment expense decreased through the third quarter 2007 as a result of an overall decrease in new franchise and market area activity in 2007, which required less out-of-town travel for sales and training purposes. The decrease in settlement expense is a result of a settlement of a legal matter in the amount of $20,000 during the third quarter of 2006 with no settlement expense incurred during through the third quarter 2007. The decrease in professional fees from 2006 to 2007 was primarily attributable to the incurring of legal fees in connection to a planned merger during 2006, which the Company was unable to complete.

   LIQUIDITY AND CAPITAL RESOURCES

      Working capital at September 30, 2007 was approximately $590,000, compared to working capital of approximately $433,000 at December 31, 2006. The ratio of current assets to current liabilities was 2.03:1 at September 30, 2007 and 1.93:1 at December 31, 2006. Cash flow provided by operations through the third quarter of 2007 was approximately $36,000 compared to the cash flow provided by operations through the third quarter of 2006 of approximately $314,000.

      Accounts receivable - trade, net of allowances, increased to approximately $349,000 at September 30, 2007 from approximately $277,000 at December 31, 2006.

      Accounts payable increased to approximately $283,000 at September 30, 2007 from approximately $197,000 at December 31, 2006.

      Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

The Company has a $250,000 line of credit available as of September 30, 2007.

Critical Accounting Policies:

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

Date: November 19, 2007                          TILDEN ASSOCIATES, INC.


                                                 By: /s/ ROBERT BASKIND
                                                     ---------------------------
                                                     Robert Baskind
                                                     President and
                                                     Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures                             Titles                        Date

By: /s/ ROBERT BASKIND   Chairman of the Board, President     November 19, 2007
    ------------------   Chief Executive Officer (Principal
    Robert Baskind       Executive and Financial Officer)