Form 10KSB
period 2007-12-31
TILDEN ASSOCIATES INC
filed 2008-04-14
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2007


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year was $1,546,495.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $658,224 based upon the $0.08 average bid price of these shares on the NASDAQ Stock Market on April 8, 2008.

As of April 8, 2008, there were 11,385,903 outstanding shares of Common Stock, $.0005 par value per share.

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

         In 2007, the Company sold five (5) new franchises but wrote-off six (6) franchises due to abandonment by franchisees. By the end of 2007, the Company had forty eight (48) franchises operating under its name, including: the seven
(7) from S.G. Tilden Incorporated, from which the Company received no royalties, eleven (11) remaining franchises in good standing acquired from Brake World now being operated under Tilden Brake World, Inc., the six (6) remaining franchises acquired from America Brake service, Inc., now being operated under Tilden ABS, Inc., three (3) company-owned stores that were sold to franchisees, and twenty-one (21) additional new franchisees, making a total of forty eight franchises and Company stores plus additional disputed franchises in litigation. All franchises do all forms of auto repairs, although the Brake World franchises and the American Brake service franchises initially focused primarily on brake and brake related repairs. The Company recognizes royalty fee income on existing franchises operating under its name (except for the seven (7) from S.G. Tilden Incorporated), which was approximately 43% of its total revenues in 2007.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2003. The space is approximately 1,600 square feet. The space is sufficient for the Company's needs for the foreseeable future

         In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2007, the Company and subsidiaries leased to its franchises a total of eleven
(11) sites.

ITEM 3.  LEGAL PROCEEDINGS

         In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleged that the exercise price of stock options were in violation of the Company's stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans. The lawsuit was settled during the third quarter 2006 for $20,000. As part of the settlement without conceding the accuracy or correctness of the plaintiffs' allegations, the Company has decided to rescind the stock options issued for the years 2001 through 2005 without prejudice to its right to issue stock options in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the "Pink Sheets" under the symbol "TLDN". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2007 and 2006. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

              2007                        HIGH            LOW
         -----------------------       ----------     ----------
         FIRST QUARTER                 $      .11     $      .06
         Common Stock

         SECOND QUARTER
         Common Stock                  $      .07     $      .05

         THIRD QUARTER
         Common Stock                  $      .06     $      .05

         FOURTH QUARTER
         Common Stock                  $      .10     $      .06

             2006                         HIGH            LOW
         -----------------------       ----------     ----------
         FIRST QUARTER                 $      .18     $      .08
         Common Stock

         SECOND QUARTER
         Common Stock                  $      .11     $      .07

         THIRD QUARTER
         Common Stock                  $      .08     $      .04

         FOURTH QUARTER
         Common Stock                  $      .07     $      .04

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

         As of April 8, 2008, there were approximately 70 shareholders of record of the Company's common stock, excluding shares held in street name.

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

RESULTS OF OPERATIONS
---------------------

Fiscal 2007 Compared to Fiscal 2006
-----------------------------------

         Revenue decreased to $1,546,495 in the year 2007 from $2,117,520 in the year 2006, representing a 27% decrease. The decrease in revenue during the year was attributed to market area sales, initial franchise acquisition fees, sales of equipment purchased for resale, rental income, sales from the operation of company owned stores of $225,000, $172,500, $89,612, $65,246 and $66,732, respectively. These decreases were primarily offset by increases in royalty fees and the sale of company owned locations of $32,936 and $23,000, respectively. The decrease market area sales, reflects that no new market areas were sold in 2007 compared to five in 2006. The decrease in initial franchise acquisition fees is attributable to the sale of five new franchises in 2007 compared to twelve in 2006. The decrease in equipment purchased for resale was a result of a decrease in sales to new franchises in 2007 as compared to 2006. The decrease in rental revenue was attributable to the decrease in franchises obligated to the Company under sub-lease agreements in 2007 as a result of an abandoned franchise in 2007. The decrease in sales from the operation of company owned stores was attributable to the sale of its Texas store in 2007 and less stores under the control of the Company in 2007 as compared to 2006. The Company attributes the overall decrease in new franchise sales activity including market area and equipment sales to the inability of prospective franchisees to obtain financing as a result of the tightening of the credit markets. The increase in royalty fees was primarily attributable to the Company's increased collections efforts in 2007. The increase in the sale of company owned locations was due to the Company's ability to record an $80,000 sale of a location in 2007 as compared with sales of company owned locations totaling $57,000 in 2006.

         Operating costs decreased to $768,065 in 2007 from $1,006,501 in 2006, a 24% decrease. The decrease was attributed to lower costs associated with rent paid for real estate sublet, broker fees, costs of equipment purchased for resale and costs of operation of company owned stores of $74,680, $62,443, $51,565 and $39,493, respectively. There were no significant offsetting increases in operating costs as the Company curtailed costs to coincide with the decrease in revenues. The decrease in rent paid for sublease was attributable to a decrease in franchise locations on which the Company was liable at abandoned locations, which were temporarily under the Company's control during 2006. The decrease in broker fees was attributable to the decrease in market area and new franchise sales, on which the Company often pays broker fees, in 2007. The decrease in the costs of equipment purchased for resale is a result of the decrease in equipment and software sold to new franchisees in 2007. The decrease in costs of operation of company owned stores was a result of the Company's commitment to operate its Texas store as a fully operational location from August 2006 until sold in 2007 during the first quarter.

         Selling, general and administrative expenses decreased to $922,879 in the year 2007 from $1,262,442 in the year 2006, a 27% decrease. The decrease was primarily due to decreases in bad debt expense, travel and entertainment and settlement expense of $324,573, $36,366 and $20,000, respectively. These decreases were offset by increases in professional fees and salaries and wages of $33,479 and $11,984, respectively. The decrease in bad debt expense was attributable to a decrease in the number of franchises requiring reserve for bad debt during the period and there no write-offs of notes receivable in 2007 as compared to two in 2006. The decrease in travel and entertainment relates to fewer franchises requiring training and consulting at their respective locations. The decrease in settlement costs reflected the Company's settlement of a lawsuit for $20,000 in 2006 (see part I, legal proceedings). The increase in professional fees is attributable to the increased costs of complying with its regulatory reporting requirements in 2007. The increase in salaries and wages was attributable to increases in the salaries of the Company's employees in 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working capital at December 31, 2007 was $407,829, compared to working capital of $433,180 at December 31, 2006. The ratio of current assets to current liabilities was 1.65:1 at December 31, 2007 and 1.93:1 at December 31, 2006. Cash flows provided by operations for the year 2007 was $104,995, compared to cash flow provided by operations for the year 2006 of $254,312.

Cash and accounts and notes receivable decreased to $813,143 at December 31, 2007 from $847,253 at December 31, 2006, while accounts payable and accrued expenses increased to $338,115 at December 31, 2007 from $197,231 at December 31, 2006.

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

The Company has $407,829 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit effective August 1, 2006 (see Notes to Condensed Consolidated Financial Statements, note-Notes Payable). As of December 31, 2007, the Company has not utilized any of the available credit line.

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

The Audit Committee has implemented procedures to ensure that during the course of each fiscal year it devotes the attention that it deems necessary or appropriate to each of the matters assigned to it under its charter. The Audit Committee met two times during the 2007 fiscal year.

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

With respect to the Company's outside auditors, the Audit Committee among other things, discussed with Michael T. Studer CPA, PC matters relating to its independence, including the written disclosures made to the Audit Committee as required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committee).

On the basis of these reviews and discussions, the Audit Committee recommended to the Board that the Board approve the inclusion of the Company's audited financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

ITEM 8A(T). MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL
            REPORTING.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The Company's Certificate of Incorporation provides for no less than three (3) Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of three (3) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company's Directors and Executive

Officers are listed below:

                                  POSITIONS
NAME                   AGE        W/ COMPANY                               DIRECTOR SINCE
-------------------------------------------------------------------------------------------
Robert Baskind         66         Chairman of the Board, Chief                 1996
                                  Executive Officer

Arthur Singer          40         Director                                     1996

Jason Baskind          36         Director of Franchise Development            2003


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2007 through December 31, 2007, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2007, 2006, 2005, 2004. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table

                        YEAR        COMPENSATION      OPTIONS GRANTED
                  ---------------------------------------------------

Robert Baskind          2007          $144,000               -
                        2006          $147,000               -
                        2005          $110,000               -
                        2004          $100,000               -

Employment Agreements:

         An employment agreement for the year 2007 existed for the following officer and key employee:

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of December 31, 2007: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

NAME AND                                  BENEFICIAL           PERCENT OF COMMON
ADDRESS                                   OWNERSHIP            STOCK OUTSTANDING
--------------------------------------------------------------------------------

Robert Baskind                             2,707,000 (1)            24.0%
300 Hempstead Turnpike
West Hempstead, NY 11552

Arthur Singer                                451,100 (2)             4.0%
300 Hempstead Turnpike
West Hempstead, NY 11552

Jason Baskind                              2,707,000 (3)            24.0%
300 Hempstead Turnpike
West Hempstead, NY 11552

Officers and Directors as a                5,865,100                52.0%
group (3 Persons)
--------------------------------------------------------------------------------

(1) Ownership includes 2,331,500 shares of the Company's common stock and 375,000 shares of the Company's common stock imputed to him from his son Jason Baskind.

(2)  Ownership includes 451,100 shares of the Company's common stock.

(3) Ownership includes 375,000 shares of the Company's common stock and 2,331,500 shares of the Company's common stock imputed to him from his father Robert Baskind.

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

10.1     Consulting agreement with Tilden Huntington, Inc. (1)

10.2     Employment agreement with the President Robert Baskind. (1)

10.3     Deferred compensation letter for president Robert Baskind (1)

10.4     Waiver of deferred compensation by president Robert Baskind (2)

21.1     Subsidiaries (2)

23.1     Consent of independent accountants

31.1 Certification pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------

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

                           DECEMBER 31, 2007 AND 2006

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

Consolidated Balance Sheets                                      F - 3

Consolidated Statements of Operations                            F - 4

Consolidated Statements of Cash Flows                            F - 5

Consolidated Statements of Stockholders' Equity                  F - 6

Notes to Consolidated Financial Statements                       F - 7 -  F - 14


SUPPLEMENTAL INFORMATION :

         Report of Independent Registered Public Accounting
         Firm on Supplemental Information                        F - 15

         Consolidated Statements of Selling, General
         and Administrative Expenses                             F - 16

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Tilden Associates, Inc.

I have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                   /s/ Michael T. Studer CPA P.C.
                                   -----------------------------------

Freeport, New York
April 11, 2008


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
                                     ASSETS

Cash and cash equivalents                                                      $    526,293    $    570,064
Accounts and notes receivable - net of allowance for doubtful accounts of
      $367,910 and $427,239 at December 31, 2007 and 2006, respectively             286,850         277,189
Inventory                                                                             4,300              --
Escrow receivable                                                                   200,000              --
Prepaid expenses and other current assets                                             6,679          20,037
Loan Receivable - Oilmatic                                                            7,222          32,500
                                                                               ------------    ------------
      Total current assets                                                        1,031,344         899,790

Property and equipment, net of accumulated depreciation
      of $28,261 and $21,695, respectively                                           48,341          54,907
                                                                               ------------    ------------

Intangible assets, net                                                              323,067         566,484
Deposit on purchase of property                                                       3,000              --
Security deposits                                                                    59,685         122,485
Accounts and notes receivable, net of current portion                                69,399              --
                                                                               ------------    ------------
      Total other assets                                                            455,151         688,969
                                                                               ------------    ------------
      Total assets                                                             $  1,534,836    $  1,643,666
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                          $    338,115    $    197,231
Deposits on franchise acquisitions                                                  231,717         210,217
Income taxes payable                                                                 34,983          40,462
Notes payable, current portion                                                       18,700          18,700
                                                                               ------------    ------------
      Total current liabilities                                                     623,515         466,610

Security deposits                                                                   126,358         120,358
                                                                               ------------    ------------
      Total liabilities                                                             749,873         586,968
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
      11,425,903 shares issued at December 31, 2007 and 2006,
      respectively                                                                    5,713           5,713
Additional paid-in capital                                                        1,639,966       1,639,966
Retained earnings (accumulated deficit)                                            (840,716)       (568,981)
                                                                               ------------    ------------
                                                                                    804,963       1,076,698
Less: treasury stock - 40,000 shares, stated at cost                                (20,000)        (20,000)
                                                                               ------------    ------------
      Total stockholders' equity                                                    784,963       1,056,698
                                                                               ------------    ------------
      Total liabilities and stockholders' equity                               $  1,534,836    $  1,643,666
                                                                               ============    ============

                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                           ----------------------------
                                                               2007            2006
                                                           ------------    ------------
REVENUES
Initial franchise acquisition fees                         $    130,000    $    302,500
Royalty fees                                                    668,392         635,456
Market Area Sales                                                    --         225,000
Sales from operation of Company owned store                     115,784         182,516
Sale of equipment purchased for resale, net of refunds           27,218         116,830
Sales of Company owned locations                                 80,000          57,000
Rental income                                                   504,464         569,710
Miscellaneous income                                             20,637          28,508
                                                           ------------    ------------
      Total revenues                                          1,546,495       2,117,520
                                                           ------------    ------------
COST OF OPERATIONS
Brokers Fees                                                     61,300         123,743
Franchise development fees                                       35,581          45,836
Purchase of equipment for resale                                 25,826          77,391
Costs of operation of Company owned store                       145,368         184,861
Rent from realty corporations                                   499,990         574,670
                                                           ------------    ------------
      Total cost of operations                                  768,065       1,006,501
                                                           ------------    ------------
Gross profit                                                    778,430       1,111,019
Selling, general and administrative expenses                    922,879       1,262,442
                                                           ------------    ------------

Loss from operations                                           (144,449)       (151,423)
                                                           ------------    ------------

OTHER INCOME (EXPENSES)
Interest income                                                  24,514          19,430
Interest expense                                                 (6,078)             --
Loss on impairment of franchise and market area rights         (256,464)             --
Loss on abandoned franchises                                    (20,301)             --
Gain on sale of building                                        131,043              --
                                                           ------------    ------------
      Total other income (expenses)                            (127,286)         19,430
                                                           ------------    ------------

Income (loss) before provision for income taxes                (271,735)       (131,993)
Provision for income taxes                                           --              --
                                                           ------------    ------------
Net loss                                                   $   (271,735)   $   (131,993)
                                                           ============    ============
Per Share Data
Basic earnings (loss) per share                            $      (0.02)   $      (0.01)
                                                           ============    ============
Diluted earnings (loss) per share                          $      (0.02)   $      (0.01)
                                                           ============    ============
Weighted average number number of common
  Shares outstanding-basic & diluted                         11,385,903      11,385,903
                                                           ============    ============

                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            December 31,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                           $   (271,735)   $   (131,993)
Adjustments to reconcile net income to net cash
provided by operating activities:
      Loss on impairment of franchise and market area rights              256,464              --
      Provision for bad debt                                              209,783         534,356
      Depreciation and amortization expense                                 8,085           4,310
      Disposition of fixed assets                                              --           3,901
Changes in operating assets and liabilities
      Accounts and notes receivable                                      (288,843)       (301,885)
      Inventory                                                            (4,300)             --
      Other receivable                                                     25,278          32,500
      Prepaid expenses and other current assets                            13,358          26,478
      Security deposit receivable                                          (6,000)         (1,633)
      Accounts payable and accrued expenses                               140,884         101,243
      Deposit on franchise acquisitions                                    21,500         (50,283)
      Income taxes payable                                                 (5,479)            319
      Security deposits payable                                             6,000          36,999
                                                                     ------------    ------------
Net cash  provided by (used for) operating activities                     104,995         254,312
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                                                    --         (55,430)
      Renewal of trademark                                                (14,566)             --
      Deposit on building sold                                             65,800         (68,800)
      Escrow held on building sale                                       (200,000)             --
                                                                     ------------    ------------
Net cash provided by (used for) investing activities                     (148,766)       (124,230)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment of notes payable                                                 --          (4,655)
                                                                     ------------    ------------
Net cash (used for) financing activities                                       --          (4,655)
                                                                     ------------    ------------

Net(decrease)  increase in cash and cash equivalents                      (43,771)        125,427
Cash and cash equivalents - beginning                                     570,064         444,637
                                                                     ------------    ------------
Cash and cash equivalents - ending                                   $    526,293    $    570,064
                                                                     ============    ============


                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                     Common stock         Additional                          Treasury stock
                              -------------------------    Paid In       Accumulated    -------------------------   Stockholders'
                                 Shares        Amount      Capital         Deficit         Shares        Amount        Equity
                              --------------------------------------------------------------------------------------------------
Balance, December 31, 2005     11,425,903   $     5,713   $ 1,639,966   $  (436,988)       (40,000)   $   (20,000)   $ 1,188,691

Net loss for the year
   ended Decemeber 31, 2006            --            --            --      (131,993)            --             --       (131,993)

                              --------------------------------------------------------------------------------------------------
Balance, December 31, 2006     11,425,903         5,713     1,639,966      (568,981)       (40,000)       (20,000)     1,056,698
                              --------------------------------------------------------------------------------------------------

Net loss for the year
   ended Decemeber 31, 2007            --            --            --      (271,735)            --             --       (271,735)

                              --------------------------------------------------------------------------------------------------
Balance, December 31, 2007     11,425,903   $     5,713   $ 1,639,966   $  (840,716)       (40,000)   $   (20,000)   $   784,963
                              ==================================================================================================

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

Intangible Assets

         Intangible assets are stated at cost less accumulated amortization. Intangible assets with an indefinite useful economic life, such as franchise and market area rights, were amortized through 2001 on a straight-line basis using an estimated economic life of 40 years. Effective January 1, 2002, in accordance with SFAS No. 142, the Company ceased amortizing intangible assets with an indefinite useful economic life. Other intangible assets are amortized over their expected period of benefit on a straight-line basis.

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

Reclassifications

         Certain amounts in the 2006 financial statements were reclassified to conform to the 2007 presentation.

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

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                      December 31     December 31
                                                                         2007            2006
                                                                     ------------    ------------
              Trade receivables from franchisees                     $    627,913    $    663,341
              Installment loans due between August 31, 2005
              and June 30, 2009 with varying interest rates
              between 6.0% and 8.0%                                        96,247          41,087
                                                                     ------------    ------------
                                                                          724,159         704,428
              Less allowance for doubtful accounts                       (367,910)       (427,239)
                                                                     ------------    ------------
                                                                          356,249         277,189
              Less current portion                                       (286,850)       (277,189)
                                                                     ------------    ------------
              Non-current accounts and notes receivable              $     69,399    $         --
                                                                     ============    ============

NOTE 3 - Property and Equipment

         Property and equipment consisted of the following:

                                                                          December 31,    December 31,
                                                                              2007            2006
                                                                          ------------    ------------
              Machinery and shop equipment                                $     59,286    $     59,286
              Signage                                                            5,623           5,623
              Furniture                                                         11,693          11,693
              Leasehold Improvements                                                --              --
                                                                          ------------    ------------
                                                                                76,602          76,602
              Less accumulated depreciation                                    (28,261)        (21,695)
                                                                          ------------    ------------
              Property and equipment, net
                  of accumulated depreciation                             $     48,341    $     54,907
                                                                          ============    ============

         Depreciation expense for the years ended December 31, 2007 and 2006 was $6,566 and $2,792, respectively.

NOTE 4 - Intangible Assets

     Intangible assets consisted of the following:

                                                                          December 31,    December 31,
                                                                              2007            2006
                                                                          ------------    ------------
              Trademarks                                                  $     42,749    $     28,183
              Franchise and market area rights                                 408,945         746,657
                                                                          ------------    ------------
                                                                               451,694         774,840
              Less accumulated amortization                                   (128,627)       (208,356)
                                                                          ------------    ------------
              Intangible assets, net
                  of accumulated amortization                             $    323,067    $    566,484
                                                                          ============    ============

         In May 2007, the Company renewed one of its trademarks at a cost of $14,566. During the year ended December 31, 2007, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $256,464. The impaired rights had an original cost of $337,712 and accumulated amortization of $81,248. Prior to 2007, the Company had been testing the carrying value of the rights by considering the values of franchise networks purchased in the aggregate rather than identifying individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the year ended December 31, 2007 in the amount of $1,519.

NOTE 5 - Notes Payable

         Notes payable consisted of the following:

                                                                          December 31,    December 31,
                                                                              2007            2006
                                                                          ------------    ------------
              Notes payable bearing interest up to 25%
              maturing between March 2006 and July of 2007                $     18,700    $     18,700
                                                                          ------------    ------------
                                                                                18,700          18,700
              Less current portion                                             (18,700)        (18,700)
                                                                          ------------    ------------
              Notes payable, net of current portion                       $         --    $         --
                                                                          ============    ============

         In August, 2006, the Company secured a revolving line of credit. The line is secured by the assets of the Company. During the fiscal year ended December 31, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the year. The Company used part of the proceeds on the sale to pay down the line in full.

NOTE 6 - Income Taxes

         Tilden Associates Inc. and its subsidiaries have elected to file consolidated income tax returns for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                         December 31
                                                 ---------------------------
                                                     2007           2006
                                                 ------------   ------------
              Current
                  Federal                        $         --   $         --
                  State                                    --             --
                                                 ------------   ------------
              Total current provision                      --             --

              Deferred
                  Federal                                  --             --
                  State                                    --             --
                                                 ------------   ------------
              Total deferred provision                     --             --
                                                 ------------   ------------
              Total income tax expense           $         --   $         --
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

         The actual income tax expense differed from amounts computed by applying the U.S. Federal tax rate of 35% to pretax loss as a result of the nonrecognition of net operating loss carryforwards and the increase in the related valuation allowance.

         Net operating loss carryovers at December 31, 2007 were approximately $285,000 and will expire in 2023

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

         The future minimum lease payments under these operating leases for the year ended December 31, are as follows:

              2008                               $    313,622
              2009                                    302,447
              2010                                    248,381
              2011                                    233,921
              2012                                    200,851
              2013 and thereafter                     861,046
                                                 ------------
                                                 $  2,160,268
                                                 ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the years ended December 31 2007 and 2006 was $18,796 and $20,077, respectively.

         The future minimum annual rental payments are as follows:

              2008                                     15,300
                                                 ------------
                                                 $     15,300
                                                 ============

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of $155,000 during 2007. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31 2007 two accounts exceeded federally insured limits by approximately $272,000 and at December 31, 2006 two accounts exceeded the federally insured limits by approximately $347,000. Also, at December 31 2007 and December 31, 2006, the Company had accounts and notes receivable from franchisees of approximately $356,300 and $277,200, respectively, net of an allowance for doubtful accounts of approximately $367,900 and $427,200, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 9 - Related Party Transactions

Franchise Facilities

         The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the years ended December 31, 2007 and 2006, rent paid to the Company's president and affiliates for real estate sublet was $67,706 and $69,102 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility

NOTE 10 - Stock Options

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

         No stock options were granted during the years ended December 31, 2007 or 2006, respectively. At December 31, 2007, there are no stock options outstanding.

NOTE 11 -  Other Receivable

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. (International). Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of December 31, 2007 and 2006 the balance receivable on the agreement was $7,222 and $32,500, respectively.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the years ended December 31 2007 and 2006, the Company sold five and twelve new franchises, respectively. As of December 31 2007 and 2006, the Company had 48 and 49 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the years ended December 31 2007 and 2006 the Company sold zero and five rights to develop new market areas, respectively.

NOTE 13 - Company Owned Store

         In August 2006, the Company took possession of an abandoned location in Fort Worth Texas. The Company committed to operating the location until it could find a buyer. The Texas location generated revenue and loss from operations of approximately $116,000 and $30,000, respectively, in 2007 and $183,000 and $2,000, respectively, in 2006. The store was sold during the first quarter, 2007.


NOTE 14 - Retirement Plan

         In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2007. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees up to 6% of employee's wages. Company contributions to the plan (which are expensed when incurred) for the years ended December 31, 2007 and 2006 were $0 and $22,594, respectively.

NOTE 15- Sale of Building

         In March 2007, the Company purchased a building in West Babylon, New York for approximately $819,000. The purchase was financed by cash on hand at the time of the purchase and by the utilization of a line of credit established by the Company in 2006. Included in the cost of the building was the purchase of lease rights, from the franchisee who previously occupied the space, in the amount of $125,000. Also in March 2007, the Company sold the West Babylon building for approximately $950,000 resulting in a profit of approximately $131,000. The contract of sale required that the Company keep $200,000 in escrow until the building is evacuated and the equipment maintained by the franchisee is removed. Subsequent to December 31, 2007 the premises were emptied out and the Company had the funds held in escrow released to them.

NOTE 16-Subsequent Events

On March 27, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization with Extreme Mobile Coatings, Inc. ("Extreme"), Extreme Acquisition Company, Inc.("Extreme Acquisition") and TFB Acquisition Company, LLC ("TFB"), which contemplates the Company's acquisition of Extreme, by way of a merger of Extreme Acquisition, a wholly owned subsidiary of the Company, with and into Extreme. Under the terms of the merger agreement, the existing shareholders of Extreme will be issued 9,355,000 unregistered shares of the Company's common stock after giving effect to a proposed 1 for17 reverse split of the Company's common stock and Extreme will become a wholly owned subsidiary of the Company. The shares will represent approximately 94% of the Company's outstanding common stock after completion of the merger. Extreme is in the business of (1) offering franchises to operate a mobile business which provides painting or coatings on various surfaces using a patented system and (2) operating a mobile coating business in Kentucky. The agreement also contemplates that at the time of the merger into Extreme, the assets owned by the Company in connection with conducting its existing business (the "Automotive Assets") will be sold to TFB, a newly formed company controlled by Robert Baskind, Chairman and President of the Company. The purchase price for the Automotive Assets will consist of (1) the assumption of substantially all of the Company's liabilities,
(2) the release of the Company by Mr. Baskind from all existing and future claims, liabilities and obligations under his employment agreement with the Company and (3) the surrender of 75,000 shares of the Company's common stock after giving effect to the reverse stock split, for cancellation. As a result of the merger and the disposition of the Company's existing business to TFB, the business of Extreme will represent the Company's sole line of business after the closing of transactions contemplated by the merger. In connection with the consummation of the transactions contemplated by the merger agreement, the directors and officers of the Company, will be replaced by designees of Extreme. The closing of the transactions contemplated by the merger agreement is scheduled to take place within five days after the date when each of the conditions precedent to closing set forth in the merger agreement have been fulfilled, including, among others, approval of such transactions by the stockholders of the Company. No assurance can be given that the stockholders of the Company will approve the transactions or that the transactions will be consummated.

             Report of Independent Registered Public Accounting Firm
                      On Supplemental Financial Information

To the Board of Directors and Stockholders of Tilden Associates, Inc.

My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2007 and 2006 appears on page F-1. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-17, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for the years 2007 and 2006 and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                       /s/ Michael T. Studer CPA P.C.
                                       ----------------------------------
Freeport, New York
April 11, 2008

           TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF SELLING,
             GENERAL AND ADMINISTRATIVE EXPENSES


                                                   Year Ended December 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
Salaries and wages                               $    206,853    $    194,869
Officer's salary                                      144,352         147,404
Payroll and other taxes                                23,740          21,520

Bad debt expense                                      209,783         534,356
Professional fees                                     138,040         104,561
Consulting                                             29,940          30,808

Rent                                                   18,796          20,077
Office expense                                         26,277          18,528
Telephone expense                                      12,172           8,671

Fees and licenses                                      12,273          19,229
Amortization expense                                    1,519           1,519
Depreciation expense                                    6,566           2,792

Travel and entertainment                               26,286          62,652
Trade shows                                             7,595          14,075
Training                                               10,000           6,200
Automobile expense                                     15,820          11,093

Settlement costs                                           --          20,000
Advertising                                             5,767              --
Insurance                                              13,919           7,416
Miscellaneous expense                                  13,181          36,672
                                                 ------------    ------------

                                                 $    922,879    $  1,262,442
                                                 ============    ============

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 14, 2008                   TILDEN ASSOCIATES, INC.

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

Signatures                            Titles                           Date

By: /s/ ROBERT BASKIND       Chairman of the Board, President     April 14, 2008
    ---------------------    Chief Executive Officer
    Robert Baskind           (Principal Executive and
                             Financial Officer)