Form 10QSB
period 2008-03-31
TILDEN ASSOCIATES INC
filed 2008-05-20
CIK 1027484

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


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


                                 (516) 746-7911
                -----------------------------------------------
                (Issuer's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2008 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        Table of Contents for Form 10-QSB

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2008 (unaudited)
         and December 31, 2007 (audited)                                      3

         Consolidated Statements of Income for the Three Month
         Periods Ended March 31, 2008 and 2007 (unaudited)                    4

         Consolidated Statements of Cash Flows for the Three
         Month Periods Ended March 31, 2008 and 2007 (unaudited)              5

         Notes to Condensed Consolidated Financial Statemtents           6 - 11

Item 2.  Management's Discussion and Analysis or Plan of Operation      12 - 13

Item 3.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14

SIGNATURE                                                                    15

CERTIFICATION                                                           16 - 17

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     March 31, 2008    December 31, 2007
                                                                                     --------------    -----------------
                                                                                      (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                            $      533,291    $         526,293
Accounts and notes receivable - net of allowance for doubtful accounts of
   $433,449 and $367,910 at March 31, 2008 and December 31, 2007, respectively              249,491              286,850
Inventory                                                                                     4,300                4,300
Escrow receivable                                                                                 -              175,000
Prepaid expenses and other current assets                                                    25,428                6,679
Other receivable                                                                              7,222                7,222
                                                                                     --------------    -----------------
   Total current assets                                                                     819,732            1,006,344

Property and equipment, net of accumulated depreciation
   of $28,204 and $28,261, respectively                                                      32,037               48,341
                                                                                     --------------    -----------------

Intangible assets, net of accumulated amortization
   of $129,369 and $128,627, respectively                                                   323,675              323,067
Deposit on purchase of property                                                               3,000                3,000
Security deposits                                                                            71,685               59,685
Accounts and notes receivable, net of current portion                                       143,807               69,399
                                                                                     --------------    -----------------
   Total other assets                                                                       542,167              455,151
                                                                                     --------------    -----------------
   Total assets                                                                      $    1,393,936    $       1,509,836
                                                                                     ==============    =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

Accounts payable and accrued expenses                                                $      227,160    $         313,115
Deposits on franchise acquisitions                                                          221,717              231,717
Income taxes payable                                                                         33,432               34,983
Notes payable, current portion                                                               18,700               18,700
                                                                                     --------------    -----------------
   Total current liabilities                                                                501,009              598,515

Security deposits                                                                           126,358              126,358
                                                                                     --------------    -----------------
   Total liabilities                                                                        627,367              724,873
                                                                                     --------------    -----------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares
   issued and outstanding at March 31, 2008 and December 31, 2007, respectively               5,713                5,713
Additional paid-in capital                                                                1,639,966            1,639,966
Retained earnings (accumulated deficit)                                                    (859,110)            (840,716)
                                                                                     --------------    -----------------
                                                                                            786,569              804,963
Less: treasury stock - 40,000 shares, stated at cost                                        (20,000)             (20,000)
                                                                                     --------------    -----------------
   Total stockholders' equity                                                               766,569              784,963
                                                                                     --------------    -----------------
   Total liabilities and stockholders' equity                                        $    1,393,936    $       1,509,836
                                                                                     ==============    =================

                 See notes to consolidated financial statements.

                             TILDEN ASSOCIATES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                     2008            2007
                                                                 ------------    ------------
Revenues
   Initial franchise acquisition fees                            $     25,000    $     50,000
   Royalty fees                                                       143,557         152,134
   Sale of Company owned location                                      65,000
   Sales from operations of company stores                                  -         109,299
   Rental income from realty rental                                   134,444         117,233
   Miscellaneous income                                                 8,602           6,585
                                                                 ------------    ------------
      Total Revenue                                                   376,603         435,251
                                                                 ------------    ------------
Cost of Operations
   Broker's fees                                                            -          33,200
   Costs of Company owned location sold                                14,725               -
   Franchise development fees                                           6,940           7,424
   Costs of operation of company owned stores                               -         116,102
   Rent paid for real estate sublet                                   131,666         123,668
                                                                 ------------    ------------
      Total Operating Costs                                           153,331         280,394
                                                                 ------------    ------------

Gross Profit                                                          223,272         154,857
Selling, general and administrative expenses                          254,889         212,133
                                                                 ------------    ------------
      Income (loss) from operations before other income
         and expenses and provision for income taxes                  (31,617)        (57,276)

Other Income (Expense)

   Interest income                                                     13,223           2,595
   Interest expense                                                         -            (846)
   Gain on sale of building                                                 -         131,043
                                                                 ------------    ------------
      Total other income (expenses)                                    13,223         132,792
                                                                 ------------    ------------

Income (loss) before provision for income  taxes                      (18,394)         75,516
Provision for income  taxes
   Current                                                                  -               -
   Deferred                                                                 -               -
                                                                 ------------    ------------
      Net Income                                                 $    (18,394)   $     75,516
                                                                 ============    ============
Per Share Data

   Basic earnings per share                                      $      (0.00)   $       0.01
                                                                 ============    ============
   Diluted earnings per share                                    $      (0.00)   $       0.01
                                                                 ============    ============
Weighted Average Shares Outstanding

   Basic                                                           11,385,903      11,385,903
                                                                 ============    ============
   Diluted                                                         11,385,903      11,385,903
                                                                 ============    ============

                 See notes to consolidated financial statements.

                         TILDEN ASSOCIATES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------    ------------
                                                                      2008            2007
                                                                  ------------    ------------
Operating Activities
   Net income (loss)                                              $    (18,394)   $     75,516
   Adjustmens to reconcile net income to net cash provided by
      (used for) operating activities:
      Depreciation and amortization                                      2,321           2,011
      Provision for bad debt                                            94,476          22,136
      Sale of equipment financed by note receivable                     14,725
      Gain on sale of building                                               -        (131,043)
   Changes in operating assets and liabilities
      Accounts and notes receivable                                   (131,525)        (47,470)
      Other receivable                                                       -          10,833
      Prepaid expenses                                                 (18,749)           (317)
      Security deposits receivable                                     (12,000)              -
      Accounts payable and accrued expenses                            (85,955)        122,864
      Deposits on franchise acquisitions                               (10,000)         36,500
      Income taxes payable                                              (1,551)         (5,480)
      Escrow receivable                                                175,000        (200,000)
                                                                  ------------    ------------
Net cash provided by (used for) operating activities                     8,348        (114,450)
                                                                  ------------    ------------

Investing Activities
   Renewal of trademark                                                 (1,350)              -
   Purchase of Equipment                                                     -             (97)
   Proceeds on sale of building                                              -         950,000
   Cost of building sold                                                     -        (818,957)
   Deposit on building utilized for building purchased                       -          68,800
                                                                  ------------    ------------
Net cash provided by (used for) investing activities                    (1,350)        199,746
                                                                  ------------    ------------

Net increase in cash                                                     6,998          85,296
Cash  and cash equivalents at beginning of the period                  526,293         570,064
                                                                  ------------    ------------

 Cash and cash equivalents at end of the period                   $    533,291    $    655,360
                                                                  ============    ============

                 See notes to consolidated financial statements.

                     TILDEN ASSOCIATES, INC and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB.

NOTE 3 - Accounts and Notes Receivable

      Accounts and notes receivable consisted of the following:

                                                             March 31,     December 31
                                                               2008            2007
                                                           ------------    ------------
Trade receivables from franchisees                         $    661,500    $    627,913

Installment loans due from June 30, 2009 to December 31,
   2009 at 10% interest                                         165,247          96,247
                                                           ------------    ------------
                                                                826,747         724,159
Less allowance for doubtful accounts                           (443,449)       (367,910)
                                                           ------------    ------------
                                                                393,298         356,249
Less current portion                                           (249,491)       (286,850)
                                                           ------------    ------------
Non-current accounts and notes receivable                  $    143,807    $     69,399
                                                           ============    ============

NOTE 4 - Property and Equipment

      Property and equipment consisted of the following:

                                                             March 31,     December 31,
                                                               2008            2007
                                                           ------------    ------------
Machinery and shop equipment                               $     42,925    $     59,286
Signage                                                           5,623           5,623
Furniture                                                        11,693          11,693
                                                           ------------    ------------
                                                                 60,241          76,602
Less accumulated depreciation                                   (28,204)        (28,261)
                                                           ------------    ------------
Property and equipment, net
   of accumulated depreciation                             $     32,037    $     48,341
                                                           ============    ============

      Depreciation expense for the three months ended March 31, 2008 and 2007 was $1,579 and $1,632, respectively. During the first quarter ended March 31, 2008 the Company sold equipment held at a company-owned location to a franchisee. The equipment cost $16,361 and had accumulated depreciation of $1,636.

NOTE 5 - Intangible Assets

      Intangible assets consisted of the following:

                                                             March 31,     December 31,
                                                               2008            2007
                                                           ------------    ------------
Trademarks                                                 $     44,099    $     42,749
Franchise and market area rights                                408,945         408,945
                                                           ------------    ------------
                                                                453,044         451,694
Less accumulated amortization                                  (129,369)       (128,627)
                                                           ------------    ------------
Intangible Assets, net of accumulated amortization         $    323,675    $    323,067
                                                           ============    ============

      In May 2007, the Company renewed one of its trademarks at a cost of $14,566. During the year ended December 31, 2007, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $256,464. The impaired rights had an original cost of $337,712 and accumulated amortization of $81,248. Prior to 2007, the Company had been testing the carrying value of the rights by considering the values of franchise networks purchased in the aggregate rather than identifying individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the three months ended March 31, 2008 and the year ended December 31, 2007 in the amount of $742 and $1,519, respectively.

NOTE 6 - Notes Payable

      Notes payable consisted of the following:

                                                             March 31,     December 31,
                                                               2008            2007
                                                           ------------    ------------
Notes payable bearing interest up to 25%
   maturing July of 2007                                         18,700          18,700
                                                           ------------    ------------
                                                                 18,700          18,700
Less current portion                                            (18,700)        (18,700)
                                                           ------------    ------------
Notes payable, net of current portion                      $          -    $          -
                                                           ============    ============

      In August, 2006, the Company secured a revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. During fiscal year ended December 31, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the year. The Company used part of the proceeds on the sale to pay down the line in full. As of March 31, 2008, the Company has not utilized any of the available line of credit.

NOTE 7 - Income Taxes

      Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

      Consolidated income tax expense consisted of the following:

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2008         2007
                                                                ----------   ----------
Current

   Federal                                                      $        -   $        -
   State                                                                 -            -
                                                                ----------   ----------
Total current provision                                                  -            -

                                                                ----------   ----------

Deferred

   Federal                                                               -            -
   State                                                                 -            -
                                                                ----------   ----------
Total deferred provision                                                 -            -
                                                                ----------   ----------
Total income tax expense                                        $        -   $        -
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

      A reconciliation of the expected income tax expense (benefit) to reported income tax follows:


                                                                  Three Months Ended
                                                                      March 31,
                                                                   2008        2007
                                                                ----------   ----------
Federal income tax (benefit) at 35% statutory income tax rate   $   (6,438)  $   26,431

Nondeductible increase in allowance for doubtful accounts           22,939        3,512

Change in valuation allowance                                      (16,501)     (29,943)
                                                                ----------   ----------
Provision for income taxes                                      $        -   $        -
                                                                ==========   ==========


      Net operating loss carryovers at December 31, 2007 were approximately $285,000 and will expire in 2027. The Company does not anticipate fully utilizing these carryovers in 2008.

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


                  2008                            $   235,224
                  2009                                302,447
                  2010                                248,381
                  2011                                233,921
                  2012                                200,851
                  2013 and thereafter                 861,046
                                                  -----------
                                                  $ 2,081,870
                                                  ===========

      The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the three months ended March 31, 2008 and 2007 was $4,483 and $6,942, respectively.

      The future minimum annual rental payments are as follows:

            2008                      11,475
                                  ----------
                                  $   11,475
                                  ==========

Employment Agreements

      The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $155,000 during 2007. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2010. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 9 - Concentration of Credit Risk

      Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2008 two accounts exceeded federally insured limits by approximately $334,000 and at December 31, 2007 two accounts exceeded the federally insured limits by approximately $272,000. Also, at March 31, 2008 and December 31, 2007, the Company had accounts and notes receivable from franchisees of approximately $393,300 and $356,300, respectively, net of an allowance for doubtful accounts of approximately $433,500 and $367,900, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

      The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the three months ended March 31, 2008 and the year ended December 31, 2007, rent paid to the Company's president and affiliates for real estate sublet was $27,675 and $67,706 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

      No stock options were granted in 2007 or in the three months ended March 31, 2008. At March 31, 2008, excluding 850,000 stock options to be granted to a director at an option price of $0.17 per share exercisable to March 12, 2013 pursuant to the Agreement and Plan of Merger and Reorganization (see Note 15), there are no stock options outstanding.

NOTE 11 - Other Receivable

      On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. ("International") Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of March 31, 2008, the balance receivable on the agreement was $7,222.

NOTE 12 - Franchises and Market Area Activities

Franchises

      During the three months ended March 31, 2008 and 2007, the Company sold one and two new franchises, respectively. As of March 31, 2008 and 2007, the Company had 46 and 51 active franchised locations, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

      During the three months ended March 31, 2008 and 2007, the Company sold no rights to develop new market areas.

NOTE 13 - Retirement Plan

      In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2007. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the three months ended March 31, 2008, Company contributions to the plan (which are expensed when incurred) were $0.

NOTE 14 - Sale of Building

      In March 2007, the Company purchased a building in West Babylon, New York for approximately $819,000. The purchase was financed by cash on hand at the time of the purchase and by the utilization of a line of credit established by the Company in 2006. Included in the cost of the building was the purchase of lease rights, from the franchisee who previously occupied the space, in the amount of $125,000. Also in March 2007, the Company sold the West Babylon building for approximately $950,000 resulting in a profit of approximately $131,000. The contract of sale required that the Company keep $200,000 in escrow until the building is vacated and the equipment maintained by the franchisee is removed. In February 2008, the building was vacated and the Company received the balance of funds held in escrow.

NOTE 15 - Agreement and Plan of Merger and Reorganization

      On March 27, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization with Extreme Mobile Coatings, Inc. ("Extreme"), Extreme Acquisition Company, Inc.("Extreme Acquisition") and TFB Acquisition Company, LLC ("TFB"), which contemplates the Company's acquisition of Extreme, by way of a merger of Extreme Acquisition, a wholly owned subsidiary of the Company, with and into Extreme. Under the terms of the merger agreement, the existing shareholders of Extreme will be issued 9,355,000 unregistered shares of the Company's common stock after giving effect to a proposed 1 for17 reverse split of the Company's common stock and Extreme will become a wholly owned subsidiary of the Company. The shares will represent approximately 94% of the Company's outstanding common stock after completion of the merger. Extreme is in the business of (1) offering franchises to operate a mobile business which provides painting or coatings on various surfaces using a patented system and
(2) operating a mobile coating business in Kentucky. The agreement also contemplates that at the time of the merger into Extreme, the assets owned by the Company in connection with conducting its existing business (the "Automotive Assets") will be sold to TFB, a newly formed company controlled by Robert Baskind, Chairman and President of the Company. The purchase price for the Automotive Assets will consist of (1) the assumption of substantially all of the Company's liabilities, (2) the release of the Company by Mr. Baskind from all existing and future claims, liabilities and obligations under his employment agreement with the Company and (3) the surrender of 75,000 shares of the Company's common stock after giving effect to the reverse stock split, for cancellation. As a result of the merger and the disposition of the Company's existing business to TFB, the business of Extreme will represent the Company's sole line of business after the closing of transactions contemplated by the merger. In connection with the consummation of the transactions contemplated by the merger agreement, the directors and officers of the Company, will be replaced by designees of Extreme. The closing of the transactions contemplated by the merger agreement is scheduled to take place within five days after the date when each of the conditions precedent to closing set forth in the merger agreement have been fulfilled, including, among others, approval of such transactions by the stockholders of the Company. No assurance can be given that the stockholders of the Company will approve the transactions or that the transactions will be consummated. As of the date of this report, the Company has not closed on this transaction.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2008 vs Three Months Ended March 31, 2007
----------------------------------------------------------------------

      Revenue decreased to approximately $377,000 in the first quarter of 2008 from approximately $435,000 in the first quarter of 2007, representing a 13% decrease. The decrease in overall revenue was primarily attributed to decreases in sales from the operation of company owned stores and initial franchise acquisition fees of approximately $109,000 and $25,000, respectively. These decreases were offset by increases in sale of company owned locations and in rental income of approximately $65,000 and $17,000, respectively. The decrease in sales from the operation of company owned stores was attributable to the closing of its Texas store in 2007 which left the Company with no sales from operation of company owned stores during the first quarter of 2008. The decrease in initial franchise acquisition fees is attributable to the sale of one new franchise in the first quarter 2008 compared to two in the first quarter of 2007. The increase in sale of company owned location is attributable to the Company's sale of a company owned location during the first quarter 2008 compared to no sale of company owned locations in the first quarter 2007. The increase in rental revenue was attributable to the increase in franchises obligated to the Company under sub-lease agreements in the first quarter of 2008 compared to the first quarter of 2007.

      Operating costs decreased to approximately $153,000 in the first quarter of 2008 from approximately $280,000 in the first quarter of 2007, representing a 45% decrease. As a percentage of revenue, operating costs were 41% and 64%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the costs of the operation of company owned stores and broker fees of approximately $116,000 and $33,000, respectively. These decreases have been offset by increases in cost of locations purchased for resale and rent paid for real estate sublet of approximately $15,000 and $8,000, respectively. The decrease in the costs of the operation of Company-owned stores was a result of the closing of its Texas store in 2007, which left the Company with no cost of operation of company owned stores during the first three months of 2008. The decrease in broker fees was attributable to the decrease in market area and new franchise sales, on which the Company often pays broker fees, in the first quarter of 2008 compared to the first quarter of 2007. The increase in rent paid for real estate sublease was a result increased rent paid on locations, which are sublet to franchisees.

      Selling, general and administrative expenses increased to approximately $255,000 in the first quarter of 2008 from approximately $212,000 in the first quarter of 2007, representing a 20% increase. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to an increase in bad debt expense of approximately $72,000 offset by decreases in professional fees and consulting expense of approximately $12,000 and $11,000, respectively. The increase in bad debt expense during the first quarter of 2008 was attributable to an increase in the number of franchises requiring reserve for bad debt during the period, which the Company believes is a result of the economic downturn affecting many of its franchised locations. The decrease in professional fees is attributable the Company's incurring of increased professional fees in connection to the contemplated asset purchase and reorganization agreement which the Company attempted to execute during the first quarter in 2007 as compared with professional fees incurred during the first quarter 2008. The decrease in consulting costs was also attributable to the asset purchase and reorganization agreement of 2007, for which the Company paid a consulting fee to advise on the contemplated transaction.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital at March 31, 2008 was approximately $319,000, compared to working capital of approximately $408,000 at December 31, 2007. The ratio of current assets to current liabilities was 1.6:1 at March 31, 2008 and 1.7:1 at December 31, 2007. Cash flow provided by operations through the first quarter of 2008 was approximately $8,000 compared to the cash flow used by operations through the first quarter of 2007 of approximately $114,000.

      Accounts receivable - trade, net of allowances, increased to approximately $393,000 at March 31, 2008 from approximately $356,000 at December 31, 2007.

      Accounts payable decreased to approximately $227,000 at March 31, 2008 from approximately $313,000 at December 31, 2007.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits

        (a)   Exhibits

 31.1 Certification of Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b)   Reports on Form 8-K

              None.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 19, 2008                   TILDEN ASSOCIATES, INC.

                                           By: /s/ ROBERT BASKIND
                                               ---------------------
                                               Robert Baskind
                                               President and
                                               Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures                              Titles                         Date

By: /s/ ROBERT BASKIND     Chairman of the Board, President        May 19, 2008
    ------------------     Chief Executive Officer (Principal
    Robert Baskind         Executive and Financial Officer)