Form 10-Q
period 2008-06-30
TILDEN ASSOCIATES INC
filed 2008-08-19
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2008

                        Commission file number 0001027484


                             TILDEN ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                   11-3343019
    -------------------------------                     ----------------
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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 15, 2008 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

  Large accelerated filer [ ]                              Accelerated filer [ ]
  Non-accelerated filer   [ ]                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No [X]

                         Table of Contents for Form 10-Q

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2008 (unaudited)
         and December 31, 2007 (audited)                                      3

         Consolidated Statements of Income for the Three and Six Month
         Periods Ended June 30, 2008 and 2007 (unaudited)                     4

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2008 and 2007 (unaudited)               5

         Notes to Condensed Consolidated Financial Statemtents           6 - 10


Item 2.  Management's Discussion and Analysis or Plan of Operation      11 - 13

Item 3.  Controls and Procedures                                             15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            15


SIGNATURE                                                                    16

CERTIFICATION


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                            June 30,      December 31,
                                                                                              2008            2007
                                                                                         -------------    -------------
                                                                                          (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                                $     508,446    $     526,293
Accounts and notes receivable - net of allowance for doubtful accounts of
       $450,163 and $367,910 at June 30, 2008 and December 31, 2007, respectively              255,142          286,850
Inventory                                                                                        4,300            4,300
Escrow receivable                                                                                   --          175,000
Prepaid expenses and other current assets                                                       39,653            6,679
Other receivable                                                                                 4,722            7,222
                                                                                         -------------    -------------
       Total current assets                                                                    812,263        1,006,344
                                                                                         -------------    -------------
Property and equipment, net of accumulated depreciation
       of $30,078 and $28,261, respectively                                                     30,163           48,341
                                                                                         -------------    -------------
Intangible assets, net of accumulated amortization
      of $129,369 and $128,627, respectively                                                   323,295          323,067
Deposit on purchase of property                                                                  3,000            3,000
Security deposits                                                                               71,685           59,685
Accounts and notes receivable, net of current portion                                          147,807           69,399
                                                                                         -------------    -------------
       Total other assets                                                                      545,787          455,151
                                                                                         -------------    -------------
       Total assets                                                                      $   1,388,213    $   1,509,836
                                                                                         =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                                    $     263,393    $     313,115
Deposits on franchise acquisitions                                                             229,217          231,717
Income taxes payable                                                                            33,432           34,983
Notes payable                                                                                   18,700           18,700
                                                                                         -------------    -------------
       Total current liabilities                                                               544,742          598,515

Security deposits                                                                              126,358          126,358
                                                                                         -------------    -------------
       Total liabilities                                                                       671,100          724,873
                                                                                         -------------    -------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
       11,425,903 shares issued and outstanding at June 30,
       2008 and December 31, 2007, respectively                                                  5,713            5,713
Additional paid-in capital                                                                   1,639,966        1,639,966
Retained earnings (accumulated deficit)                                                       (908,566)        (840,716)
                                                                                         -------------    -------------
                                                                                               737,113          804,963
Less: treasury stock - 40,000 shares, stated at cost                                           (20,000)         (20,000)
                                                                                         -------------    -------------
       Total stockholders' equity                                                              717,113          784,963
                                                                                         -------------    -------------
       Total liabilities and stockholders' equity                                        $   1,388,213    $   1,509,836
                                                                                         =============    =============

                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended June 30,       Six Months Ended June 30,
                                                        ----------------------------    ----------------------------
                                                            2008            2007            2008            2007
                                                        ------------    ------------    ------------    ------------
REVENUES
  Initial franchise acquisition fees                    $         --    $         --    $     25,000    $     50,000
  Royalty fees                                               135,887         161,764         279,444         313,898
  Market area sales                                               --              --              --              --
  Sales from operation of Company owned stores                 5,916          18,984           5,916         128,283
  Sale of equipment purchased for resale                          --          23,400              --          23,400
  Sale of Company owned location                                  --              --          65,000              --
  Rental income                                              108,434         107,060         242,878         224,293
  Miscellaneous income                                         5,833           7,298          14,435          13,883
                                                        ------------    ------------    ------------    ------------
     Total revenues                                          256,070         318,506         632,673         753,757
                                                        ------------    ------------    ------------    ------------

COST OF REVENUES
  Broker's fees                                                   --           7,500              --          40,700
  Costs of Company owned location sold                            --              --          14,725              --
  Franchise development fees                                   6,328           5,519          13,268          12,943
  Costs of operation of Company owned stores                      --           8,970              --         125,072
  Costs of equipment for resale                                   --          19,150              --          19,150
  Rent paid for real estate sublet                           112,140         138,364         243,806         262,032
                                                        ------------    ------------    ------------    ------------
     Total cost of revenues                                  118,468         179,503         271,799         459,897
                                                        ------------    ------------    ------------    ------------

Gross profit                                                 137,602         139,003         360,874         293,860
Selling, general and administrative expenses                 195,794         161,653         450,683         373,786
                                                        ------------    ------------    ------------    ------------
Income (loss) from operations before other income and
expenses and provision for income taxes                      (58,192)        (22,650)        (89,809)        (79,926)
                                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
  Interest income                                              8,736           5,304          21,959           7,899
  Interest expense                                                --            (102)             --            (948)
  Gain on sale of building                                        --              --              --         131,043
                                                        ------------    ------------    ------------    ------------
     Total other income (expenses)                             8,736           5,202          21,959         137,994
                                                        ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes              (49,456)        (17,448)        (67,850)         58,068
Provision for income taxes
  Current                                                         --              --              --              --
  Deferred                                                        --              --              --              --
                                                        ------------    ------------    ------------    ------------
     Net income (loss)                                  $    (49,456)   $    (17,448)   $    (67,850)   $     58,068
                                                        ============    ============    ============    ============

Per Share Data
  Basic earnings per share                              $      (0.00)   $      (0.00)   $      (0.01)   $       0.01
                                                        ------------    ------------    ------------    ------------
  Diluted earnings per share                            $      (0.00)   $      (0.00)   $      (0.01)   $       0.01
                                                        ------------    ------------    ------------    ------------

Weighted average shares outstanding
  Basic                                                   11,385,903      11,385,903      11,385,903      11,385,903
                                                        ------------    ------------    ------------    ------------
  Diluted                                                 11,385,903      11,385,903      11,385,903      11,385,903
                                                        ------------    ------------    ------------    ------------

                 See notes to consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2008            2007
                                                                     ------------    ------------
Operating Activities
     Net income (loss)                                               $    (67,850)   $     58,068
     Adjustments to reconcile net income to net cash provided by
               (used for) operating activities:
        Depreciation and amortization                                       4,575           4,141
        Provision for doubtful accounts                                   120,479          37,786
        Sale of equipment financed by note receivable                      14,725              --
     Changes in operating assets and liabilities
        Accounts and notes receivable                                    (167,179)       (101,666)
        Inventory                                                              --         (10,750)
        Other receivable                                                    2,500          18,056
        Prepaid expenses                                                  (32,974)         15,583
        Security deposits receivable                                      (12,000)         65,800
        Accounts  payable and accrued expenses                            (49,722)        114,787
        Deposits on franchise acquisitions                                 (2,500)         51,500
        Income taxes payable                                               (1,551)         (5,480)
        Escrow receivable                                                 175,000        (200,000)
                                                                     ------------    ------------
Net cash provided by (used for) operating activities                      (16,497)         47,825
                                                                     ------------    ------------

Investing Activities
        Renewal of trademark                                               (1,350)             --
        Purchase of trademark                                                  --          (7,875)
                                                                     ------------    ------------
Net cash used for investing activities                                     (1,350)         (7,875)
                                                                     ------------    ------------

Net  increase (decrease) in  cash                                         (17,847)         39,950
Cash  and cash equivalents at beginning of the period                     526,293         570,064
                                                                     ------------    ------------

 Cash  and cash equivalents at end of the period                     $    508,446    $    610,014
                                                                     ============    ============

Supplemental Cash Flow Information:
        Interest paid                                                $         --    $        948
                                                                     ============    ============
        Income taxes paid                                            $      1,551    $      5,480
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

NOTE 2 - Interim Financial Statements

         The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                            June 30,      December 31,
                                                                              2008           2007
                                                                          ------------    ------------
         Trade receivables from franchisees                               $    678,878    $    627,913
         Installment loans due from June 30, 2009 to December 31, 2009
         at 10% interest.                                                      174,234          96,247
                                                                          ------------    ------------
                                                                               853,112         724,159
         Less allowance for doubtful accounts                                 (450,163)       (367,910)
                                                                          ------------    ------------
                                                                               402,949         356,249
         Less current portion                                                 (255,142)       (286,850)
                                                                          ------------    ------------
         Non-current accounts and notes receivable                        $    147,807    $     69,399
                                                                          ============    ============

NOTE 4 - Property and Equipment

         Property and equipment consisted of the following:

                                                                            June 30,      December 31,
                                                                              2008           2007
                                                                          ------------    ------------
         Machinery and shop equipment                                     $     42,925    $     59,286
         Signage                                                                 5,623           5,623
         Furniture                                                              11,693          11,693
                                                                          ------------    ------------
                                                                                60,241          76,602
         Less accumulated depreciation                                         (30,078)        (28,261)
                                                                          ------------    ------------
         Property and equipment, net of accumulated depreciation          $     30,163    $     48,341
                                                                          ============    ============

         Depreciation expense for the six months ended June 30, 2008 and 2007 was $3,453 and $3,365, respectively. During the first quarter ended March 31, 2008 the Company sold equipment held at a company-owned location to a franchisee. The equipment cost $16,361 and had accumulated depreciation of $1,636.

NOTE 5 - Intangible Assets

         Intangible assets consisted of the following:

                                                                            June 30,      December 31,
                                                                              2008             2007
                                                                          ------------    ------------
         Trademarks                                                       $     44,099    $     42,749
         Franchise and market area rights                                      408,945         408,945
                                                                          ------------    ------------
                                                                               453,044         451,694
         Less accumulated amortization                                        (129,749)       (128,627)
                                                                          ------------    ------------
         Intangible Assets, net of accumulated amortization               $    323,295    $    323,067
                                                                          ============    ============

         At December 31, 2007, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $256,464. The impaired rights had an original cost of $337,712 and accumulated amortization of $81,248. Prior to 2007, the Company had been testing the carrying value of the rights by considering the values of franchise networks purchased in the aggregate rather than identifying individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the six months ended June 30, 2008 and 2007 in the amounts of $1,122 and $776, respectively.

NOTE 6 - Notes Payable

         Notes payable consisted of the following:

                                                                            June 30,      December 31,
                                                                              2008            2007
                                                                          ------------    ------------
         Notes payable bearing interest up to 25% maturing July of 2007   $     18,700    $     18,700
                                                                          ------------    ------------
                                                                                18,700          18,700
         Less current portion                                                  (18,700)        (18,700)
                                                                          ------------    ------------
         Notes payable, net of current portion                            $         --    $         --
                                                                          ============    ============

         In August, 2006, the Company secured a revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. During fiscal year ended December 31, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the year. The Company used part of the proceeds on the sale to pay down the line in full. As of June 30, 2008, the Company has not utilized any of the available line of credit.

NOTE 7 - Income Taxes

         Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         Consolidated income tax expense consisted of the following:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              2008            2007
                                                                          ------------    ------------
         Current
             Federal                                                      $         --    $         --
             State                                                                  --              --
                                                                          ------------    ------------
         Total current provision                                                    --              --
                                                                          ------------    ------------
         Deferred
             Federal                                                                --              --
             State                                                                  --              --
                                                                          ------------    ------------
         Total deferred provision                                                   --              --

         Total income tax expense                                         $         --    $         --
                                                                          ============    ============

         Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods of financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible provisions for doubtful accounts and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

         A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              2008            2007
                                                                          ------------    ------------
         Federal income tax (benefit) at 35% statutory income tax rate    $    (23,748)   $     20,324

         Nondeductible increase in allowance for doubtful accounts              28,789           7,782

         Change in valuation allowance                                          (5,041)        (28,106)
                                                                          ------------    ------------
         Provision for income taxes                                       $         --    $         --
                                                                          ============    ============

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

                             2008                     $    156,816
                             2009                          302,447
                             2010                          248,381
                             2011                          233,921
                             2012                          200,851
                             2013 and thereafter           861,046
                                                      ------------
                                                      $  2,003,462
                                                      ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2008. Total gross rent expense for the six months ended June 30, 2008 and 2007 was $12,756 and $6,721, respectively. Future minimum lease payments under this operating lease for the year ended December 31, 2008 is $3,060.

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

Litigation

         In the normal course of business, the Company and its subsidiaries are subject to various claims and legal proceedings. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company records the amount of the estimated loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations.

NOTE 9 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2008 two accounts exceeded federally insured limits by approximately $276,000 and at December 31, 2007 two accounts exceeded the federally insured limits by approximately $272,000. Also, at June 30, 2008 and December 31, 2007, the Company had accounts and notes receivable from franchisees of approximately $402,900 and $356,300, respectively, net of an allowance for doubtful accounts of approximately $450,200 and $367,900, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida, Texas and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

         The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the six months ended June 30, 2008 and the year ended December 31, 2007, rent paid to the Company's president and affiliates for real estate sublet was $27,675 and $67,706 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

         No stock options were granted in 2007 or in the six months ended June 30, 2008. At June 30, 2008, there are no stock options outstanding.

NOTE 12 - Other Receivable

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC ("International"). Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of June 30, 2008, the balance receivable on the agreement was $4,722.

NOTE 13 - Franchises and Market Area Activities

Franchises

         During the six months ended June 30, 2008 and 2007, the Company sold one and two new franchises, respectively. As of June 30, 2008 and 2007, the Company had 45 and 51 active franchised locations, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the six months ended June 30, 2008 and 2007, the Company sold no rights to develop new market areas.

NOTE 14 - Retirement Plan

         In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2007. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the six months ended June 30, 2008, Company contributions to the plan (which are expensed when incurred) were $0.

NOTE 15 - Sale of Building

         In March 2007, the Company purchased a building in West Babylon, New York for approximately $819,000. The purchase was financed by cash on hand at the time of the purchase and by the utilization of a line of credit established by the Company in 2006. Included in the cost of the building was the purchase of lease rights, from the franchisee who previously occupied the space, in the amount of $125,000. Also in March 2007, the Company sold the West Babylon building for approximately $950,000 resulting in a profit of approximately $131,000. The contract of sale required that the Company keep $200,000 in escrow until the building is evacuated and the equipment maintained by the franchisee is removed. In February 2008, the building was evacuated and the Company received the balance of funds held in escrow.

NOTE 16 - Agreement and Plan of Merger and Reorganization

         On March 27, 2008, the Company entered into an Agreement and Plan of Merger and Reorganization with Extreme Mobile Coatings, Inc. ("Extreme"), Extreme Acquisition Company, Inc.("Extreme Acquisition") and TFB Acquisition Company, LLC ("TFB"), which contemplated the Company's acquisition of Extreme, by way of a merger of Extreme Acquisition, a wholly owned subsidiary of the Company, with and into Extreme. Under the terms of the merger agreement, the existing shareholders of Extreme were to be issued 9,355,000 unregistered shares of the Company's common stock after giving effect to a proposed 1 for17 reverse split of the Company's common stock and Extreme was to become a wholly owned subsidiary of the Company. The shares were to represent approximately 94% of the Company's outstanding common stock after completion of the merger. Extreme is in the business of (1) offering franchises to operate a mobile business which provides painting or coatings on various surfaces using a patented system and
(2) operating a mobile coating business in Kentucky. The agreement also contemplated that at the time of the merger into Extreme, the assets owned by the Company in connection with conducting its existing business (the "Automotive Assets") were to be sold to TFB, a newly formed company controlled by Robert Baskind, Chairman and President of the Company. The purchase price for the Automotive Assets was to consist of (1) the assumption of substantially all of the Company's liabilities, (2) the release of the Company by Mr. Baskind from all existing and future claims, liabilities and obligations under his employment agreement with the Company and (3) the surrender of 75,000 shares of the Company's common stock after giving effect to the reverse stock split, for cancellation. As a result of the merger and the disposition of the Company's existing business to TFB, the business of Extreme was to represent the Company's sole line of business after the closing of transactions contemplated by the merger. In connection with the consummation of the transactions contemplated by the merger agreement, the directors and officers of the Company, were to be replaced by designees of Extreme. The closing of the transactions contemplated by the merger agreement were scheduled to take place within five days after the date when each of the conditions precedent to closing set forth in the merger agreement were fulfilled, including, among others, approval of such transactions by the stockholders of the Company. In June 2008, the Agreement and Plan of Merger and Reorganization was terminated.


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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2008 vs Three Months Ended June 30, 2007
--------------------------------------------------------------------

         Revenue decreased to approximately $256,000 in the second quarter of 2008 from approximately $319,000 in the second quarter of 2007, representing a 20% decrease. The decrease in overall revenue was primarily attributed to decreases in royalty fees, sales of equipment purchased for resale and sales from the operation of company owned stores of approximately $26,000, $23,000 and $13,000, respectively. The decrease in royalties was attributable to a net reduction of six franchises due to store closings since July, 2007. The decrease in sales of equipment purchased for resale was attributable to fewer stores requiring equipment in the second quarter of 2008 compared to the second quarter of 2007. The decrease in sales from the operation of company owned stores was attributable to the closing of its Texas store in 2007 which left the Company with no sales from operation of company owned stores during the second quarter of 2008.

         Cost of revenues decreased to approximately $118,000 in the second quarter of 2008 from approximately $180,000 in the second quarter of 2007, representing a 44% decrease. As a percentage of revenue, cost of revenues were 46% and 56%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the rent paid for real estate sublet, costs of the equipment for resale, and costs of operation of company owned stores of approximately $26,000, $19,000 and $9,000, respectively. The decrease in rent paid for real estate sublease was a result of decreased rent paid on locations, which are either sublet to franchisees or incurred upon the Company's operation of company owned locations. The decrease in the costs of equipment for resale relates to fewer stores requiring equipment in the second quarter of 2008 compared to the second quarter of 2007.The decrease in costs of operation of company owned stores was a result of the Company's closing of its company owned location in 2007.

         Selling, general and administrative expenses increased to approximately $196,000 in the second quarter of 2008 from approximately $162,000 in the second quarter of 2007, representing a 21% increase. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to increases in bad debt expense, officer's salary and insurance of approximately $14,000, $13,000 and $9,000, respectively. The increase in bad debt expense during the second quarter of 2008 was attributable to an increase in the number of franchises requiring reserve for bad debt during the period, which the Company believes is a result of the economic downturn affecting many of its franchised locations. The increase in officer's salary is attributable to a change made during the second quarter of 2008, in the timing of how the Company's chief executive officer receives his compensation. The increase in insurance was attributable to the Company's initiation of a directors and officer's insurance policy during the second quarter of 2008.


Six Months Ended June 30, 2008 vs Six Months Ended June 30, 2007
----------------------------------------------------------------

         Revenue decreased to approximately $633,000 through the second quarter of 2008 from approximately $754,000 through the second quarter of 2007, representing a 16% decrease. The decrease in overall revenue was primarily attributed to decreases in sales from the operation of company owned stores, royalty fees, initial franchise acquisition fees and sales of equipment purchased for resale of approximately $122,000, $34,000,$25,000 and $23,000, respectively. These decreases were offset by increases in sales of company owned locations and in rental income of approximately $65,000 and $19,000, respectively. The decrease in sales from the operation of company owned stores was attributable to the closing of its Texas store in 2007 which left the Company with no sales from operation of company owned stores during through the second quarter of 2008. The decrease in royalties was attributable to a net reduction of six franchises due to store closings since July of 2007. The decrease in initial franchise acquisition fees is attributable to the sale of one new franchise through the second quarter 2008 compared to two through the second quarter of 2007. The decrease in sales of equipment purchased for resale was attributable to fewer stores requiring equipment during the first six months of 2008 as compared to the first six months of 2007. The increase in sale of company owned location is attributable to the Company's sale of one company owned location through the second quarter 2008 compared to no sale of company owned locations through the second quarter 2007. The increase in rental revenue was primarily attributable to the increase in franchises obligated to the Company under sub-lease agreements through the second quarter of 2008 compared to through the second quarter of 2007, a result of the franchising of a company owned location, which now pays rent to the Company.

         Cost of revenues decreased to approximately $272,000 through the second quarter of 2008 from approximately $460,000 through the second quarter of 2007, representing a 41% decrease. As a percentage of revenue, cost of revenues were 43% and 61%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the costs of the operation of company owned stores, broker fees and costs of equipment for resale of approximately $125,000, $41,000 and $19,000, respectively. These decreases have been offset by an increase in cost of locations purchased for resale of approximately $15,000. The decrease in the costs of the operation of Company-owned stores was a result of the closing of its Texas store in 2007, which left the Company with no cost of operation of company owned stores through the first six months of 2008. The decrease in broker fees was attributable to the decrease in market area and new franchise sales, on which the Company often pays broker fees, through the second quarter of 2008 compared to the second quarter of 2007. The decrease in the costs of equipment for resale relates to fewer stores requiring equipment through the second quarter of 2008 compared to the first six months of 2007. The increase in costs of locations purchased for resale relates to the cost incurred in connection with its sale of one company owned location through the second quarter of 2008 as compared to no sales of company locations through the first six months of 2007.

         Selling, general and administrative expenses increased to approximately $451,000 through the second quarter of 2008 from approximately $374,000 through the second quarter of 2007, representing a 21% increase. The changes in the composition of selling, general and administrative expenses through the second quarter were predominately attributed to increases in bad debt expense, officer's salary and insurance expense of approximately $86,000, $14,000 and $10,000 offset by decreases in professional fees and training expenses of approximately $18,000 and $8,000, respectively. The increase in bad debt expense through the second quarter of 2008 was attributable to an increase in the number of franchises requiring reserve for bad debt during the period, which the Company believes is a result of the economic downturn affecting many of its franchised locations. The increase in officer's salary is attributable to a change made during the second quarter of 2008, in the timing of how the Company's chief executive officer receives his compensation. The increase in insurance was attributable to the Company's initiation of a directors and officer's insurance policy during the second quarter of 2008. The decrease in professional fees is attributable to the Company's incurring of increased professional fees in connection with the contemplated asset purchase and reorganization agreement which the Company attempted to execute in 2007 as compared with professional fees incurred through the second quarter 2008. The decrease in training expenses was primarily attributable to a decrease in prospective new franchisees, who required training, through the second quarter of 2008 as compared with training expenses incurred through the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at June 30, 2008 was approximately $268,000, compared to working capital of approximately $408,000 at December 31, 2007. The ratio of current assets to current liabilities was 1.5:1 at June 30, 2008 and 1.7:1 at December 31, 2007. Cash flow used for operations through the second quarter of 2008 was approximately $17,000 compared to the cash flow provided by operations through the second quarter of 2007 of approximately $48,000.

         Accounts receivable - trade, net of allowances, increased to approximately $403,000 at June 30, 2008 from approximately $356,000 at December 31, 2007.

         Accounts payable and accrued expenses decreased to approximately $263,000 at June 30, 2008 from approximately $313,000 at December 31, 2007.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has secured a $250,000 line of credit (see Note 6 to Consolidated Financial Statements. As of June 30, 2008, the Company has not utilized the line.

Critical Accounting Policies:
----------------------------

         Our significant accounting policies are described in Note 1 to the financial statements included in our annual report on Form 10-KSB. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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


Date: August 18, 2008                  TILDEN ASSOCIATES, INC.

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

Signatures                            Titles                          Date
----------                            ------                          ----

By: /s/ ROBERT BASKIND        Chairman of the Board,             August 18, 2008
    ---------------------     President, Chief Executive
    Robert Baskind            Officer (Principal Executive
                              and Financial Officer)