Form 10-Q
period 2008-09-30
TILDEN ASSOCIATES INC
filed 2008-11-19
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008


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


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 2008 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                        Table of Contents for Form 10-QSB

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2008 (unaudited)
         and December 31, 2007 (audited)                                      3

         Consolidated Statements of Operations for the Three and
         Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)     4

         Consolidated Statements of Cash Flows for the Nine Month
         Periods Ended September 30, 2008 and 2007 (unaudited)                5

         Notes to Condensed Consolidated Financial Statemtents           6 - 10


Item 2.  Management's Discussion and Analysis or Plan of Operation      11 - 13

Item 3.  Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                           14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14


SIGNATURE                                                                    15

CERTIFICATION


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                     September 30,     December 31,
                                                                         2008             2007
                                                                     -------------    -------------
                                                                      (Unaudited)
                                     ASSETS
Cash and cash equivalents                                            $     520,599    $     526,293
Accounts and notes receivable - net of allowance for
      doubtful accounts of $467,164 and $367,910 at
      September 30, 2008 and December 31, 2007, respectively               348,256          286,850
Inventory                                                                    4,300            4,300
Escrow receivable                                                               --          200,000
Prepaid expenses and other current assets                                   21,085            6,679
Other receivable                                                             4,722            7,222
                                                                     -------------    -------------
      Total current assets                                                 898,962        1,031,344
                                                                     -------------    -------------

Property and equipment, net of accumulated depreciation
      of $30,317 and $28,261, respectively                                  29,924           48,341
                                                                     -------------    -------------
Intangible assets, net of accumulated amortization
      of $130,128 and $128,627, respectively                               322,916          323,067
Deposit on purchase of property                                              3,000            3,000
Security deposits                                                           80,538           59,685
Accounts and notes receivable, net of current portion                       77,399           69,399
                                                                     -------------    -------------
      Total other assets                                                   483,853          455,151
                                                                     -------------    -------------
      Total assets                                                   $   1,412,739    $   1,534,836
                                                                     =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                $     247,135    $     338,115
Deposits on franchise acquisitions                                         200,217          231,717
Income taxes payable                                                        33,432           34,983
Notes payable, current portion                                              18,700           18,700
                                                                     -------------    -------------
      Total current liabilities                                            499,484          623,515

Security deposits                                                          135,212          126,358
                                                                     -------------    -------------
      Total liabilities                                                    634,696          749,873
                                                                     -------------    -------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
      11,425,903 shares issued and outstanding at September 30,
      2008 and December 31, 2007, respectively                               5,713            5,713
Additional paid-in capital                                               1,639,966        1,639,966
Retained earnings (accumulated deficit)                                   (847,636)        (840,716)
                                                                     -------------    -------------
                                                                           798,043          804,963
Less: treasury stock - 40,000 shares, stated at cost                       (20,000)         (20,000)
                                                                     -------------    -------------
      Total stockholders' equity                                           778,043          784,963
                                                                     -------------    -------------
      Total liabilities and stockholders' equity                     $   1,412,739    $   1,534,836
                                                                     =============    =============

                 See notes to consolidated financial statements.


                      TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                        ---------------------------   ----------------------------
                                                            2008           2007           2008            2007
                                                        ------------   ------------   ------------    ------------
REVENUES
  Initial franchise acquisition fees                    $      5,000   $     80,000   $     30,000    $    130,000
  Royalty fees                                               168,605        179,338        448,049         493,236
  Sales from operation of Company owned store                     --             --             --         128,283
  Sale of equipment purchased for resale                          --          3,818             --          27,218
  Sales of Company owned locations                                --         80,000         65,000          80,000
  Rental income                                              116,750        123,687        365,544         347,980
  Miscellaneous income                                         4,506          3,728         18,941          17,611
                                                        ------------   ------------   ------------    ------------
    Total revenues                                           294,861        470,571        927,534       1,224,328
                                                        ------------   ------------   ------------    ------------

COST OF OPERATIONS
  Brokers Fees                                                    --         12,500             --          53,200
  Costs of Company owned location sold                            --             --         14,725              --
  Franchise development fees                                  13,967         13,359         27,235          26,302
  Costs of operation of Company owned stores                  10,378         19,047         10,378         145,067
  Costs of equipment for resale                                   --          6,676             --          25,826
  Rent paid for real estate sublet                            85,887        132,633        329,693         394,665
                                                        ------------   ------------   ------------    ------------
    Total cost of operations                                 110,232        184,215        382,031         645,060
                                                        ------------   ------------   ------------    ------------

Gross profit                                                 184,629        286,356        545,503         579,268
Selling, general and administrative expenses                 132,148        175,227        582,831         549,013
                                                        ------------   ------------   ------------    ------------

Income (loss) from operations before other income and
  expenses and provision for income taxes                     52,481        111,129        (37,328)         30,255
                                                        ------------   ------------   ------------    ------------

OTHER INCOME (EXPENSES)
  Interest income                                              8,449          8,080         30,408          15,979
  Gain on sale of building                                        --             --             --         131,043
                                                        ------------   ------------   ------------    ------------
    Total other income (expenses)                              8,449          8,080         30,408         147,022
                                                        ------------   ------------   ------------    ------------

Income (loss) before provision for income taxes               60,930        119,209         (6,920)        177,277
Provision for income taxes
  Current                                                         --         12,348             --          12,348
  Deferred                                                        --             --             --              --
                                                        ------------   ------------   ------------    ------------
    Net income (loss)                                   $     60,930   $    106,861   $     (6,920)   $    164,929
                                                        ============   ============   ============    ============

Per Share Data
  Basic earnings per share                              $      0.005   $      0.009   $     (0.001)   $      0.014
                                                        ------------   ------------   ------------    ------------
  Diluted earnings per share                            $      0.005   $      0.009   $     (0.001)   $      0.014
                                                        ------------   ------------   ------------    ------------
Weighted average shares outstanding
  Basic                                                   11,385,903     11,385,903     11,385,903      11,385,903
                                                        ------------   ------------   ------------    ------------
  Diluted                                                 11,385,903     11,385,903     11,385,903      11,385,903
                                                        ------------   ------------   ------------    ------------

                 See notes to consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         2008            2007
                                                                     ------------    ------------
Operating Activities
   Net income (loss)                                                 $     (6,920)   $    164,929
   Adjustmens to reconcile net income (loss) to net cash provided by (used for) operating activities:
       Depreciation and amortization                                        3,557           6,126
       Provision for bad debt                                             137,749          63,451
       Sale of equipment financed by note receivable                       16,361              --
   Changes in operating assets and liabilities
       Accounts and notes receivable                                     (207,155)       (204,921)
       Inventory                                                               --          (4,300)
       Other receivable                                                     2,500          25,278
       Prepaid expenses and other current assets                          (14,406)         15,583
       Security deposits receivable                                       (20,853)         (8,999)
       Deposit on building acquired                                            --          68,800
       Accounts payable and accrued expenses                              (90,980)         85,552
       Deposits on franchise acquisitions                                 (31,500)         11,500
       Income taxes payable                                                (1,551)          6,868
       Escrow receivable                                                  200,000        (200,000)
       Security deposits payable                                            8,854           5,999
                                                                     ------------    ------------
Net cash provided by (used for) operating activities                       (4,344)         35,866
                                                                     ------------    ------------
Investing Activities
       Renewal of trademark                                                (1,350)             --
       Purchase of trademark                                                   --         (13,164)
                                                                     ------------    ------------
Net cash used for investing activities                                     (1,350)        (13,164)
                                                                     ------------    ------------

Net increase (decrease) in  cash                                           (5,694)         22,702
Cash and cash equivalents at beginning of the period                      526,293         570,064
                                                                     ------------    ------------

Cash and cash equivalents at end of the period                       $    520,599    $    592,766
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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

         Accounts and notes receivable, net, consisted of the following:

                                                                          September 30,     December 31,
                                                                              2008             2007
                                                                          -------------    -------------
              Trade receivables from franchisees                          $     697,851    $     627,912
              Installment loans due from June 30, 2009 to December 31,
              2009 at 10% interest.                                             194,968           96,247
                                                                          -------------    -------------
                                                                                892,819          724,159
              Less allowance for doubtful accounts                             (467,164)        (367,910)
                                                                          -------------    -------------
                                                                                425,655          356,249
              Less current portion                                             (348,256)        (286,850)
                                                                          -------------    -------------
              Non-current accounts and notes receivable                   $      77,399    $      69,399
                                                                          =============    =============

NOTE 4 - Property and Equipment

         Property and equipment consisted of the following:

                                                                          September 30,     December 31,
                                                                              2008             2007
                                                                          -------------    -------------
              Machinery and shop equipment                                $      42,925    $      59,286
              Signage                                                             5,623            5,623
              Furniture                                                          11,693           11,693
                                                                          -------------    -------------
                                                                                 60,241           76,602
              Less accumulated depreciation                                     (30,317)         (28,261)
                                                                          -------------    -------------
              Property and equipment, net
                  of accumulated depreciation                             $      29,924    $      48,341
                                                                          =============    =============

         Depreciation expense for the nine months ended September 30, 2008 and 2007 was $2,056 and $4,986, respectively. During the first quarter ended March 31, 2008 the Company sold equipment held at a company-owned location to a franchisee. The equipment cost $16,361 and had accumulated depreciation of $1,636.

NOTE 5 - Intangible Assets

         Intangible assets consisted of the following:

                                                                          September 30,     December 31,
                                                                              2008             2007
                                                                          ------------     ------------
              Trademarks                                                  $     44,099     $     42,749
              Franchise and market area rights                                 408,945          408,945
                                                                          ------------     ------------
                                                                               453,044          451,694
              Less accumulated amortization                                   (130,128)        (128,627)
                                                                          ------------     ------------
              Intangible Assets, net
                  of accumulated amortization                             $    322,916     $    323,067
                                                                          ============     ============

         In May 2007, the Company renewed one of its trademarks at a cost of $14,566. During the year ended December 31, 2007, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $256,464. The impaired rights had an original cost of $337,712 and accumulated amortization of $81,248. Prior to 2007, the Company had been testing the carrying value of the rights by considering the values of franchise networks purchased in the aggregate rather than identifying individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the nine months ended September 30, 2008 and 2007 in the amounts of $1,501 and $1,140, respectively.

NOTE 6 - Notes Payable

         Notes payable consisted of the following:

                                                                          September 30,     December 31,
                                                                              2008             2007
                                                                          ------------     ------------
              Notes payable bearing interest up to 25%
              maturing July 2007                                                18,700           18,700
                                                                          ------------     ------------
                                                                                18,700           18,700
              Less current portion                                             (18,700)         (18,700)
                                                                          ------------     ------------
              Notes payable, net of current portion                       $         --     $         --
                                                                          ============     ============

         In August, 2006, the Company secured a revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. During fiscal year ended December 31, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the year. The Company used part of the proceeds on the sale to pay down the line in full. As of September 30, 2008, the Company has not utilized any of the available line of credit.

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

         A reconciliation of the expected income tax expense (benefit) to reported income tax follows:


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                          -----------------------------
                                                                              2008             2007
                                                                          ------------     ------------
              Federal income tax (benefit) at 35%
              statutory income tax rate                                   $     (2,421)    $     62,047

              Nondeductible increase in allowance for
              doubtful accounts                                                 34,749           13,084

              Change in valuation allowance                                    (32,328)         (62,783)
                                                                          ------------     ------------
              Provision for income taxes                                  $         --     $    (12,348)
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

              2008                                                        $     78,408
              2009                                                             302,447
              2010                                                             248,381
              2011                                                             233,921
              2012                                                             200,851
              2013 and thereafter                                              861,046
                                                                          ------------
                                                                          $  1,925,054
                                                                          ============

         The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the nine months ended September 30, 2008 and 2007 was $15,345 and $11,099, respectively.

         The future minimum annual rental payments are as follows:

              2008                                                               5,325
              2009                                                              21,525
              2010                                                              22,875
              2011                                                              23,325
              2012                                                              24,675
              2013                                                              18,675
                                                                          ------------
                                                                          $    116,400
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

NOTE 9 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2008 two accounts exceeded federally insured limits by approximately $290,000 and at December 31, 2007 two accounts exceeded the federally insured limits by approximately $290,000. Also, at September 30, 2008 and December 31, 2007, the Company had accounts and notes receivable from franchisees of approximately $425,700 and $356,300, respectively, net of an allowance for doubtful accounts of approximately $467,200 and $367,900, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida, Texas and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

         The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the nine months ended September 30, 2008 and the year ended December 31, 2007, rent paid to the Company's president and affiliates for real estate sublet was $49,091 and $67,706 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

         No stock options were granted in 2007 or in the nine months ended September 30, 2008. At September 30, 2008, there are no stock options outstanding.

NOTE 12 - Other Receivable

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company ("Oilmatic"), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. ("International") Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. In November 2005, Oilmatic agreed to terminate its franchise rights and International agreed to pay the Company $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of September 30, 2008, the balance receivable on the agreement was $4,722.

NOTE 13 - Franchises and Market Area Activities

Franchises

         During the nine months ended September 30, 2008 and 2007, the Company sold one and five new franchises, respectively. As of September 30, 2008 and 2007, the Company had 45 and 53 active franchised locations, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the nine months ended September 30, 2008 and 2007, the Company sold no rights to develop new market areas.

NOTE 14 - Retirement Plan

         In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2007. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the nine months ended September 30, 2008, Company contributions to the plan (which are expensed when incurred) were $0.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2008 vs Three Months Ended September 30, 2007
------------------------------------------------------------------------------

         Revenue decreased to approximately $295,000 in the third quarter of 2008 from approximately $471,000 in the third quarter of 2007, representing a 37% decrease. The decrease in overall revenue was primarily attributed to decreases in sales of company owned locations, initial franchise acquisition fees, and royalty fees of approximately $80,000, $75,000 and $11,000, respectively. The decrease in sales of company owned locations is attributable to the reduction in the number of company owned locations from one during the third quarter of 2007 to none in the third quarter of 2008. The decrease in initial franchise acquisition fees was attributable to a reduction in the number of new franchisees signing franchise agreements from three in the third quarter of 2007 to none in the third quarter of 2008. The decrease in royalty fees is attributable to a net reduction in the number of franchisees remitting royalty fees during the third quarter in 2008 compared to the third quarter of 2007, due to store closings.

         Operating costs decreased to approximately $110,000 in the third quarter of 2008 from approximately $184,000 in the third quarter of 2007, representing a 40% decrease. As a percentage of revenue, operating costs were 37% and 39%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the rent paid for real estate sublet, costs of operation of company owned stores and broker fees of approximately $36,000, $19,000 and $9,000, respectively. The decrease in rent paid for real estate sublease was a result of the Company's sale of one company owned location and the closing of another location in 2008. The decrease in costs of operation of company owned stores was also attributable to the closing of the company owned location in 2007. The decrease in broker fees is attributable to the opening of no new franchises in the third quarter of 2008 compared to three in the third quarter of 2007. The Company pays broker's fees on initial franchise sales and market area sales referred to it, by brokers.

         Selling, general and administrative expenses decreased to approximately $132,000 in the third quarter of 2008 from approximately $175,000 in the third quarter of 2007, representing a 25% decrease. The decrease in the composition of selling, general and administrative expenses during the third quarter was predominately attributed to decreases in bad debt expense, salaries and wages and professional fees of approximately $12,000, $12,000 and $8,000, respectively. The decrease in bad debt expense during the third quarter of 2008 was attributable to a decrease in the number of franchises requiring reserve for bad debt during the period, which the Company believes is a result of an increase in collection efforts. The decrease in salaries and wages is attributable to a reduction in the number of employees from five in the third quarter of 2007 to four in the third quarter, 2008. The decrease in professional fees was attributable to the Company's incurring of increased professional fees in connection with the contemplated asset purchase and reorganization which the Company attempted to execute in 2007 as compared with professional fees in 2008.

Nine Months Ended September 30, 2008 vs Nine Months Ended September 30, 2007
----------------------------------------------------------------------------

         Revenue decreased to approximately $928,000 through the third quarter of 2008 from approximately $1,224,000 through the third quarter of 2007, representing a 24% decrease. The decrease in overall revenue was primarily attributed to decreases in sales from the operation of company owned stores, initial franchise acquisition fees, royalty fees and sales of equipment purchased for resale of approximately $116,000, $105,000, $40,000 and $27,000, respectively. The decrease in sales from the operation of company owned stores was attributable to the closing of its Texas store in 2007 which left the Company with no sales from operation of company owned stores through the third quarter of 2008. The decrease in initial franchise acquisition fees is attributable to the sale of one new franchise through the third quarter of 2008 compared to five through the third quarter of 2007. The decrease in royalties was attributable to a net reduction the number of franchisees remitting royalties through the third quarter of 2008 compared to through the third quarter 2007, due to store closings. The decrease in sales of equipment purchased for resale was attributable to fewer stores requiring equipment during the first nine months of 2008 as compared to the first nine months of 2007. The increase in sale of company owned location is attributable to the Company's sale of one company owned location through the third quarter of 2008 compared to no sales of company owned locations through the third quarter of 2007.

         Operating costs decreased to approximately $382,000 through the third quarter of 2008 from approximately $645,000 through the third quarter of 2007, representing a 41% decrease. As a percentage of revenue, operating costs were 41% and 53%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the costs of the operation of company owned stores, rent paid for real estate sublet, broker fees and costs of equipment for resale of approximately $135,000, $65,000, $53,000 and $26,000, respectively. These decreases have been offset by an increase in cost of locations purchased for resale of approximately $15,000. The decrease in the costs of the operation of Company-owned stores was a result of the closing of its Texas store in 2007, which left the Company with no cost of operation of company owned stores through the first nine months of 2008. The decrease in rent paid from real estate sublet is a result of the Company's obligation to pay rent on fewer franchises due to store closings, through the third quarter of 2008 compared to the prior comparable period. The decrease in broker fees was attributable to the decrease in market area and new franchise sales, on which the Company often pays broker fees, through the third quarter of 2008 compared to the prior comparable period. The decrease in the costs of equipment for resale relates to fewer stores requiring equipment through the third quarter of 2008 compared to the first nine months of 2007. The increase in costs of locations purchased for resale relates to the cost incurred in connection with its sale of one company owned location through the third quarter of 2008 as compared to no sales of company locations through the first nine months of 2007.

         Selling, general and administrative expenses increased to approximately $585,000 through the third quarter of 2008 from approximately $549,000 through the third quarter of 2007, representing a 7% increase. The changes in the composition of selling, general and administrative expenses through the third quarter of 2008 were predominately attributed to increases in bad debt expense, officer's salary and insurance expense of approximately $57,000, $20,000 and $11,000, respectively. These increases were offset by decreases in professional fees, salaries and wages and training expenses of approximately $26,000, $20,000 and $8,000, respectively. The increase in bad debt expense through the third quarter of 2008 was attributable to an increase in the number of franchises requiring reserve for bad debt during the period, which the Company believes is a result of the economic downturn affecting many of its franchised locations. The increase in officer's salary is attributable to a change made during the second quarter of 2008, in the timing of how the Company's chief executive officer receives his compensation. The increase in insurance was attributable to the Company's initiation of a directors and officer's insurance policy during the second quarter of 2008. The decrease in professional fees is attributable the efficiency and effectiveness of the Company's outsourced accounting services. The decrease in salaries and wages was attributable to the Company's reduction in the number of employees from five in 2007 to four effective early in 2008. The decrease in training expenses was primarily attributable to a decrease in prospective new franchisees requiring training through the third quarter of 2008 as compared with training expenses incurred through the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at September 30, 2008 was approximately $399,000, compared to working capital of approximately $408,000 at December 31, 2007. The ratio of current assets to current liabilities was 1.8:1 at September 30, 2008 and 1.7:1 at December 31, 2007. Cash flow used for operations through the third quarter of 2008 was approximately $4,000 compared to the cash flow provided by operations through the third quarter of 2007 of approximately $36,000.

         Accounts receivable - trade, net of allowances, increased to approximately $426,000 at September 30, 2008 from approximately $356,000 at December 31, 2007.

         Accounts payable decreased to approximately $247,000 at September 30, 2008 from approximately $338,000 at December 31, 2007.

         Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business.

         The Company has secured a $250,000 line of credit (see Notes to Consolidated Financial Statements-note-Notes Payable). As of September 30, 2008, the Company has not utilized the line.

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

Date: November 18, 2008                TILDEN ASSOCIATES, INC.

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

Signatures                             Titles                       Date
--------------------------     ----------------------------   -----------------

By: /s/ ROBERT BASKIND         Chairman of the Board,         November 18, 2008
    ---------------------      President, Chief Executive
    Robert Baskind             Officer (Principal Executive
                               and Financial Officer)