Form 10-K
period 2008-12-31
TILDEN ASSOCIATES INC
filed 2009-04-15
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

State issuer's revenues for its most recent fiscal year was $1,282,932

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $123,000 based upon the $0.015 last bid price of these shares on the Pink Sheets on April 14, 2009.

As of April 14, 2009, there were 11,385,903 outstanding shares of Common Stock, $.0005 par value per share.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Tilden Associates, Inc. is a Corporation organized and existing under the laws of the State of Delaware and was incorporated on June 26, 1995. Tilden's principal place of business is 300 Hempstead Turnpike (Suite 110), West Hempstead, New York 11552. We do not maintain any sales offices at places other than our principal place of business: however, we do retain the services of Market Developers who operate as Franchise Sales Brokers.

We sell Franchises to Franchisees for the operation of retail Automotive Centers known as "Tilden for Brakes Car Care Centers" ("Tilden Centers").

The Tilden family has long been associated with the automotive repair industry. S.G. Tilden, Incorporated, was founded by the late Sydney G. Tilden in 1923. Prior to 1966 all Tilden brake shops were owned by S.G. Tilden, Incorporated and operated by company employees. In or about 1966, the company owned shops were sold to the then shop managers, who became Franchisees of S.G. Tilden, Incorporated. From 1976 to 1995, S.G. Tilden Management Corp. ("Tilden Management") was empowered to Franchise the name "Tilden for Brakes Car Care Centers" (C), and the good will and operating expertise developed since 1923. Tilden Management offered franchises of Tilden for Brakes Car Care Centers
(C)from 1976 to 1995. In July of 1995, Tilden Associates, Inc. secured all of the franchise rights and related trademarks, copyrights, etc. from S.G. Tilden Management Inc. Tilden Associates, Inc. is currently the only entity empowered to Franchise the name "Tilden for Brakes Car Care Centers" (C).

In June of 1998, Tilden acquired 20 Franchised Automotive Service Outlets in Dade, Broward and Palm Beach Counties, Florida which were converted to Tilden Centers owned and operated by Franchisees. In December 1998, Tilden acquired 13 Franchised Automotive Service Outlets in the States of Georgia, Massachusetts, New Hampshire, Minnesota and Indiana which were converted to Tilden Centers, owned and operated by Franchisees.

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

The Franchise Offered
---------------------
Tilden Centers are retail automobile service establishments devoted to the service and repair of the complete automobile. Tilden's business is the franchising, design, development and management supervision of automobile and truck repair and service centers. The franchises to be offered include the right to operate an automobile and truck repair and service center under the name "Tilden for Brakes Car Care Centers" (C) and to receive instruction and advice from Tilden in the methods of operation the Tilden believes most likely to assure the Franchisee's success. Neither the Tilden nor any of its Predecessors has offered Franchises for any other line of business.

Tilden, as a result of the expenditure of time, skill, effort and money, has developed a distinctive system for the establishment and operation of Tilden Centers (the "Tilden System"). The distinguishing characteristics of the Tilden System include, without limitation, site selection guidelines; Tilden Center construction and layout; equipment selection; purchasing and inventory control methods; accounting methods; merchandising, advertising, sales, and promotional techniques; product and service guarantees; personnel training; distinctive interior and exterior design, features and furnishings; and other features relating to the operation of Tilden Centers. Tilden Centers are identified by various trademarks, trade names, service marks, logos, emblems, and trade dress consisting of or containing the words "Tilden for Brakes Car Care Centers" (C), "Tilden" (C), and/or related words, letters, and symbols.

Tilden Centers are generally located in urban or heavily populated suburban areas. Tilden customers are primarily the owners of foreign and domestic automobiles, sports utility vehicles, light trucks, and vans.

The market for automotive services is well developed. Our Franchises compete with other businesses performing similar services, including franchised mufflers and brake shops, automobile service departments of national and regional department stores, service stations, motor vehicle dealerships, and other automotive repair centers. Automotive services are sold at a price predetermined by the Franchisee to its customer; we do not establish prices at which you must offer your goods or services.

The Business
------------
There is an extensive and growing market for the automobile and truck service and repair business. The automotive service industry is expected to gross more than one hundred sixty billion dollars in sales this year for many reasons. There is a continuing need for quality automotive service regardless of the state of the economy.

When the economy is strong, more vehicles are bought and sold. Additional vehicles on the road mean more repair business for the automotive service industry. On the other hand, when the economy is weak, motorists keep their vehicles longer and older vehicles must be serviced regularly. Brakes, along with other important systems, are generally replaced three or more times during the lifetime of these vehicles. Very often, the repeat business generated by loyal customers can span a period of many years.

With over two hundred million cars on the road, the automotive aftermarket-service industry is a multi-billion dollar business. The demand for professional, quality car service of replacement brakes, exhaust systems, shocks, suspension, oil change and other related services is at an all-time high, and specialty shops such as Tilden for Brakes Car Care Centers(C) are getting an increased share of the business.

The average American household owns two or more vehicles at a given time. These cars generally undergo brake repair and replacement at least three times during the life span of each car. In fact, it is the most frequent auto repair needed by the Consumer. Most drivers agree that safe and reliable brakes are the most critical operating feature on a vehicle and do not procrastinate. Typically, brake service on a vehicle requires only one to one and one-quarter (1 - 1 1/4) hours of labor, enabling each store to service a significant number of vehicles on a daily basis.

Competition generally comes from new car dealers and specialty service centers. New car dealers will provide competition for Tilden for Brakes Car Care Centers(C) because they are the only places left to get general service and computer diagnostics done. However, many new car dealers charge premium rates for their automotive services and consumers often favor privately owned automotive centers where they can have a personal relationship with an operator, pay competitive prices, and receive quality service. Tilden for Brakes Car Care Centers(C) present an image and reputation which, when coupled with a competent operator, can achieve that competitive edge. The competition also comes from the specialty service centers such as quick-lubes, quick tune-up shops, transmission operations, muffler shops and similar type operations. While their market share is growing now and continues to do so, the Tilden for Brakes Car Care Centers(C) will go head to head with them, offering competitive prices, the credibility and long time reputation for honesty associated with the Tilden name and, and most importantly, additional services. A quick-lube center that finds a bad fan belt in the course of an oil change can not do anything about it, whereas Tilden's well trained personnel can.

EMPLOYEES

We currently have 3 full time employees in the corporate office.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2003. The space is approximately 1,600 square feet. The space is sufficient for the Company's needs for the foreseeable future

         In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2008, the Company owned and leased to its franchises a total of eight (8) sites.

ITEM 3.  LEGAL PROCEEDINGS

         In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleges that the exercise price of stock options were in violation of the Company's stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans. The lawsuit was settled during the third quarter 2006 for $20,000. As part of the settlement without conceding the accuracy or correctness of the plaintiffs' allegations, the Company rescinded the stock options issued for the years 2001 through 2005 without prejudice to its right to issue stock options in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's shareholders voted on three matters during 2008: (1) Shareholders voted on and approved the Company's entry to an agreement of merger and reorganization with Extreme Mobile Coatings, Inc. (Extreme). The agreement was later terminated by Extreme. (2) The shareholders voted on and approved the modification and extension of the President's employment contract. The contract was due to expire in 2010 and was extended through 2015. (3) The shareholders voted on and approved the granting of options to purchase 1,150,000 shares of common stock at $0.02 per share. The options were issued to the three members of the board of directors and to a consultant to the Company for 2009 services to be performed.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Pink Sheets under the symbol "TLDN". The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2008 and 2007. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                2008                  HIGH            LOW
                        -----------------------  -------------   ------------
                        FIRST QUARTER            $        .08    $        .06
                        Common Stock

                        SECOND QUARTER
                        Common Stock             $        .08    $        .03

                        THIRD QUARTER
                        Common Stock             $        .05    $        .02

                        FOURTH QUARTER
                        Common Stock             $        .02    $        .01

                                2007                  HIGH            LOW
                        -----------------------  -------------   ------------
                        FIRST QUARTER            $        .11    $        .06
                        Common Stock

                        SECOND QUARTER
                        Common Stock             $        .07    $        .05

                        THIRD QUARTER
                        Common Stock             $        .06    $        .05

                        FOURTH QUARTER
                        Common Stock             $        .10    $        .06

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

         As of April 14, 2009, there were approximately 70 shareholders of record of the Company's common stock, excluding shares held in street name.

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

RESULTS OF OPERATIONS
---------------------

Fiscal 2008 Compared to Fiscal 2007
--------------------------------------------------------------------------------

         Revenue decreased to approximately $1,282,000 in the year 2008 from approximately $1,546,000 in the year 2007, representing a 17% decrease. The decrease in revenue during the year was attributed to sales from operation of company owned stores, initial franchise acquisition fees, royalty fees, sales of equipment purchased for resale and rental income of approximately $116,000, $68,000, $51,000, $27,000 and $25,000, respectively. These decreases were primarily offset by an increase in miscellaneous income of approximately $38,000. The decrease in sales from the operation of company owned stores was attributable to the closing of its Texas store in 2007 which left the Company with no sales from operation of company owned stores during 2008. The decrease in initial franchise acquisition fees is attributable to the sale of two new franchises in 2008 compared to five new franchises in 2007. The decrease in royalties was attributable to a net reduction of franchises remitting royalties during 2008 as compared to 2007, due to store closings. The decrease in sales of equipment purchased for resale was attributable to the Company's inability to sell equipment to its stores during 2008 due primarily to the difficulty experienced by its new and prospective franchisees in obtaining credit as a result of the tightening of the credit markets. The decrease in rental income was attributable to a decrease in franchises obligated to the Company under sub-lease agreements during 2008 as compare to 2007, due to a store closing. The increase in miscellaneous income was primarily attributable to the company's write-down of a note payable in the amount of $18,700 as a result of the Company's determination that certain contingencies, which would make the Company liable, were not met.

         Operating costs decreased to approximately $467,000 in 2008 from approximately $768,000 in 2007, a 39% decrease. The decrease was attributed to lower costs associated with the costs of operation of company owned stores, rent paid for real estate sublet, broker fees and costs of equipment purchased for resale and franchise development fees of approximately $145,000, $80,000, $61,000 and $26,000, respectively. The decreases were offset partially by an increase in costs of locations purchased for resale. The decrease in the costs of the operation of Company-owned stores was a result of the closing of its Texas store in 2007, which left the Company with no cost of operation of company owned stores during 2008. The decrease in rent paid from real estate sublet is a result of the Company's obligation to pay rent on fewer locations in 2008 due primarily to the sale of its company store during 2007 and the closing of another location which left the company with less obligation for rent on its subleased locations in 2008. The decrease in broker fees during 2008 was attributable to the decrease in market area and new franchise sales, on which the Company often pays broker fees, as compared to the prior comparable period. The decrease in the costs of equipment for resale relates to fewer stores requiring equipment during 2008 compared to the prior comparable period. The increase in costs of locations purchased for resale is a result of the underlying cost of sale of a location sold in 2008 as compared to underlying cost to the Company of a location sold in 2007.

         Selling, general and administrative expenses decreased to approximately $894,000 in the year 2008 from approximately $923,000 in the year 2007, a 3% decrease. The decrease was primarily due to decreases in salaries and wages, professional fees, office expenses, training fees and trade show expenses of approximately $44,000, $39,000, $9,000, $9,000, and $8,000 respectively. These decreases were offset by an increase bad debt expense of approximately $82,000. The decrease in salaries and wages in 2008 was a result of a reduction in the number of full-time employees from four in 2007 to three for most of 2008. The reduction in professional fees in 2008 was primarily a result of the Company's incurring of increased professional fees during 2007 in connection with its attempt to execute a merger and reorganization with another company which was rescinded in 2008. The decrease in office expense and trade show expense was a result of the Company's overhead reduction measures taken to help the Company withstand the effect of projected decreases in revenue into 2009. The decrease in training expense incurred during 2008 was the direct result of the Company's reduction in the number of new franchises sold and requiring training as compared with 2007 franchise sales. The increase in bad debt expense in 2008 was attributable to the required increase in the reserve for bad debt due to the closing of six franchises during 2008 and an overall reduction in collections from franchisees which the Company the believes is a result attributes to the economic downturn affecting many of its franchised locations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at December 31, 2008 was approximately $380,000, compared to working capital of approximately $408,000 at December 31, 2007. The ratio of current assets to current liabilities was 1.88:1 at December 31, 2008 and 1.65:1 at December 31, 2007. Cash flows used for operations for the year 2008 was approximately $24,000, compared to cash flows used by operations for the year 2007 of approximately $95,000.

         Cash and accounts and notes receivable decreased to approximately $870,000 at December 31, 2008 from approximately $883,000 at December 31, 2007, while accounts payable and accrued expenses decreased to approximately $250,000 at December 31, 2008 from approximately $338,000 at December 31, 2007.

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

         The Company has approximately $380,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

         The Company has secured a $250,000 line of credit (see Notes to Consolidated Financial Statements-Note 5-Notes Payable). As of December 31, 2008, the Company has not utilized the line.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8a. CONTROLS AND PROCEDURES

         Within the ninety-day period preceding the filing of this report, our management and Audit Committee evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the "Disclosure Controls") as of the end of the period covered by this Form 10-K and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as well as the Audit Committee and out Independent Accountants.

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

                                        POSITIONS
NAME                         AGE        W/ COMPANY                                DIRECTOR SINCE
---------------------- ---------------- ------------------------------------ --------------------------
Robert Baskind               67         Chairman of the Board, Chief                   1996
                                        Executive Officer, Chief Financial
                                        Officer

Arthur Singer                41         Director                                       1996

Jason Baskind                37         Director of Franchise Development              2003

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

Our board of directors acts as our audit committee. No member of our board of directors is an "audit committee financial expert" as that term is defined in
Item 401(e) of Regulation S-B promogulated under the Securities Act. Our management and our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules andregulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5's were required and filed for those persons, the Company believes that, during the period from January 1, 2008 through December 31, 2008, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2008, 2007, 2006 and 2005. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table
                                                         OPTIONS
                           YEAR        COMPENSATION      GRANTED
                       -------------------------------------------
Robert Baskind             2008        $    150,000        600,000
                           2007        $    144,000             --
                           2006        $    147,000             --
                           2005        $    110,000             --

Employment Agreements:

         An employment agreement for the year 2008 existed for the following officer and key employee:

         Robert Baskind: He is entitled to five percent (5)% increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, expires in 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of December 31, 2008: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company's outstanding common stock, (ii) each of the Company's Directors, and (iii) all of the Company's Executive Officers and Directors as a group.

NAME AND                               BENEFICIAL        PERCENT OF COMMON
ADDRESS                                 OWNERSHIP        STOCK OUTSTANDING
--------------------------------------------------------------------------

Robert Baskind                            2,707,000(1)        23.8%
300 Hempstead Turnpike
West Hempstead, NY 11552

Arthur Singer                               451,100(2)         4.0%
300 Hempstead Turnpike
West Hempstead, NY 11552

Jason Baskind                             2,707,000(3)        23.8%
300 Hempstead Turnpike
West Hempstead, NY 11552

Officers and Directors as a               3,158,100           27.7%
group (3 Persons)
--------------------------------------------------------------------------

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

                           DECEMBER 31, 2008 AND 2007

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

Consolidated Balance Sheets                                      F - 3

Consolidated Statements of Operations                            F - 4

Consolidated Statements of Cash Flows                            F - 5

Consolidated Statements of Stockholders' Equity                  F - 6

Notes to Consolidated Financial Statements                       F - 7 -  F - 13


SUPPLEMENTAL INFORMATION :

   Report of Independent Registered Public Accounting
   Firm on Supplemental Financial Information                    F - 14

   Consolidated Statements of Selling, General
   and Administrative Expenses                                   F - 15

                           MICHAEL T. STUDER CPA P.C.
                       18 East Sunrise Highway, Suite 311
                              Freeport, N.Y. 11520
                              Phone: (516) 378-1000
                               Fax: (516) 546-6220


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tilden Associates, Inc.

I have audited the accompanying consolidated balance sheet of Tilden Associates, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                       /s/ Michael T. Studer CPA P.C.
                                       ------------------------------


Freeport, New York
April 15, 2009

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2008            2007
                                                                               ------------    ------------
                           ASSETS

Cash and cash equivalents                                                      $    504,259    $    526,293
Accounts and notes receivable - net of allowance for doubtful accounts of
      $450,691 and $367,910 at December 31, 2008 and 2007, respectively             300,624         286,850
Inventory                                                                             4,300           4,300
Escrow receivable                                                                        --         200,000
Prepaid expenses and other current assets                                             4,164           6,679
Other receivable                                                                         --           7,222
                                                                               ------------    ------------
      Total current assets                                                          813,347       1,031,344

Property and equipment, net of accumulated depreciation
      of $30,555 and $28,261, respectively                                           29,686          48,341
                                                                               ------------    ------------

Intangible assets, net of accumulated amortization
      of 130,333 and $128,167, respectively                                         322,711         323,067
Deposit on purchase of property                                                          --           3,000
Security deposits                                                                    80,538          59,685
Accounts and notes receivable, net of current portion                                65,212          69,399
                                                                               ------------    ------------
      Total other assets                                                            468,461         455,151
                                                                               ------------    ------------
      Total assets                                                             $  1,311,494    $  1,534,836
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                          $    249,704    $    338,115
Deposits on franchise acquisitions                                                  148,000         231,717
Income taxes payable                                                                 35,932          34,983
Notes payable, current portion                                                           --          18,700
                                                                               ------------    ------------
      Total current liabilities                                                     433,636         623,515

Security deposits                                                                   140,211         126,358
                                                                               ------------    ------------
      Total liabilities                                                             573,847         749,873
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
      11,425,903 shares issued and outstanding at December 31,
      2008 and 2007, respectively                                                     5,713           5,713
Additional paid-in capital                                                        1,639,966       1,639,966
Retained earnings (accumulated deficit)                                            (888,032)       (840,716)
                                                                               ------------    ------------
                                                                                    757,647         804,963
Less: treasury stock - 40,000 shares, stated at cost                                (20,000)        (20,000)
                                                                               ------------    ------------
      Total stockholders' equity                                                    737,647         784,963
                                                                               ------------    ------------
      Total liabilities and stockholders' equity                               $  1,311,494    $  1,534,836
                                                                               ============    ============

                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                               ----------------------------
                                                                                   2008            2007
                                                                               ------------    ------------
REVENUES
Initial franchise acquisition fees                                             $     62,500    $    130,000
Royalty fees                                                                        617,595         668,392
Sales from operation of Company owned store                                              --         115,784
Sale of equipment purchased for resale, net of refunds                                   --          27,218
Sales of Company owned locations                                                     65,000          80,000
Rental income                                                                       479,601         504,464
Miscellaneous income                                                                 58,236          20,637
                                                                               ------------    ------------
         Total revenues                                                           1,282,932       1,546,495
                                                                               ------------    ------------

COST OF OPERATIONS
Brokers Fees                                                                             --          61,300
Costs of Company owned locations                                                     14,725              --
Franchise development fees                                                           31,870          35,581
Costs of operation of Company owned stores                                               --         145,368
Purchase of equipment for resale                                                         --          25,826
Rent paid for real estate sublet                                                    419,926         499,990
                                                                               ------------    ------------
         Total cost of operations                                                   466,521         768,065
                                                                               ------------    ------------

Gross profit                                                                        816,411         778,430
Selling, general and administrative expenses                                        894,798         922,879
                                                                               ------------    ------------

Income (loss) from operations before other income and
         expenses and provision for income taxes                                    (78,387)       (144,449)
                                                                               ------------    ------------

OTHER INCOME (EXPENSES)
Interest income                                                                      33,571          24,514
Interest expense                                                                         --          (6,078)
Loss on impairment of franchise and market area rights                                   --        (256,464)
Loss on abandoned franchises                                                             --         (20,301)
Gain on sale of building                                                                 --         131,043
                                                                               ------------    ------------
         Total other income (expenses)                                               33,571        (127,286)
                                                                               ------------    ------------

Income (loss) before provision for income taxes                                     (44,816)       (271,735)
Provision for income taxes                                                            2,500              --
                                                                               ------------    ------------
Net income (loss)                                                              $    (47,316)   $   (271,735)
                                                                               ============    ============

Per Share Data
--------------
Basic earnings per share                                                       $      (0.00)   $      (0.02)
                                                                               ------------    ------------
Diluted earnings per share                                                     $      (0.00)   $      (0.02)
                                                                               ------------    ------------

Weighted average shares outstanding                                              11,385,903      11,385,903
                                                                               ============    ============

                 See notes to consolidated financial statements.


           TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       December 31,
                                                                               ----------------------------
                                                                                   2008            2007
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                                     $    (47,316)   $   (271,735)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities:
      Loss on impairment of market area rights                                           --         256,464
      Provision for bad debt                                                        292,307         209,783
      Depreciation and amortization expense                                           5,636           8,085
      Sale of equipment financed by note receivable                                  14,725              --
      Income recognized from the write-down of note payable                         (18,700)             --
Changes in operating assets and liabilities
      Accounts and notes receivable                                                (301,894)       (288,843)
      Inventory                                                                          --          (4,300)
      Other receivable                                                                7,222          25,278
      Prepaid expenses and other current assets                                       2,515          13,358
      Security deposit receivable                                                   (20,853)         (6,000)
      Accounts payable and accrued expenses                                         (88,411)        140,884
      Deposits on franchise acquisitions                                            (83,717)         21,500
      Income taxes payable                                                              949          (5,479)
      Escrow receivable                                                             200,000        (200,000)
      Security deposits payable                                                      13,853           6,000
                                                                               ------------    ------------
Net cash (used for) provided by operating activities                                (23,684)        (95,005)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Trademark costs                                                                (1,350)        (14,566)
      Deposit on building sold                                                        3,000          65,800
                                                                               ------------    ------------
Net cash provided by (used for) investing activities                                  1,650          51,234
                                                                               ------------    ------------

Net(decrease)  increase in cash and cash equivalents                                (22,034)        (43,771)
Cash and cash equivalents - beginning                                               526,293         570,064
                                                                               ------------    ------------
Cash and cash equivalents - ending                                             $    504,259    $    526,293
                                                                               ============    ============

Supplemental Cash Flow Information:
      Interest paid                                                            $         --    $        948
      Income taxes paid                                                        $      1,551    $      5,480

                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                    Common stock           Additional                       Treasury stock
                              -------------------------     Paid In     Accumulated   ---------------------------   Stockholders'
                                 Shares        Amount       Capital       Deficit        Shares          Amount        Equity
                              --------------------------------------------------------------------------------------------------
Balance, December 31, 2006     11,425,903   $     5,713   $ 1,639,966   $  (568,981)       (40,000)   $   (20,000)   $ 1,056,698

Net loss for the year
   ended Decemeber 31, 2007                                                (271,735)                                    (271,735)
                              --------------------------------------------------------------------------------------------------
Balance, December 31, 2007     11,425,903         5,713     1,639,966      (840,716)       (40,000)       (20,000)       784,963
                              --------------------------------------------------------------------------------------------------

Net loss for the year
   ended Decemeber 31, 2008                                                 (47,316)                                     (47,316)
                              --------------------------------------------------------------------------------------------------
Balance, December 31, 2008     11,425,903   $     5,713   $ 1,639,966   $  (888,032)       (40,000)   $   (20,000)   $   737,647
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

         Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of the temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets, which are not likely to be realized.

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

Earnings Per Share

         Earnings per share ("EPS") has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when such inclusion is antidilutive.

Reclassifications

         Certain amounts in the 2007 financial statements were reclassified to conform to the 2008 presentation.

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

New accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                     December 31     December 31
                                                                         2008            2007
                                                                     ------------    ------------
         Trade receivables from franchisees                          $    731,527    $    627,912
         Installment loans due May 31, 2009 and January 1, 2010
         both with an interest rate of 10.0%                               85,000          96,247
                                                                     ------------    ------------
                                                                          816,527         724,159
         Less allowance for doubtful accounts                            (450,691)       (367,910)
                                                                     ------------    ------------
                                                                          365,836         356,249
         Less current portion                                            (300,624)       (286,850)
                                                                     ------------    ------------
         Non-current accounts and notes receivable                   $     65,212    $     69,399
                                                                     ============    ============

NOTE 3 - Property and Equipment

         Property and equipment consisted of the following:

                                                                     December 31     December 31
                                                                         2008            2007
                                                                     ------------    ------------
         Machinery and shop equipment                                $     42,925    $     59,286
         Signage                                                            5,623           5,623
         Furniture                                                         11,693          11,693
         Leasehold Improvements                                                --              --
                                                                     ------------    ------------
                                                                           60,241          76,602
         Less accumulated depreciation                                    (30,555)        (28,261)
                                                                     ------------    ------------
         Property and equipment, net
             of accumulated depreciation                             $     29,686    $     48,341
                                                                     ============    ============

         Depreciation expense for the years ended December 31, 2008 and 2007 was $3,930 and $6,566, respectively. During the first quarter ended March 31, 2008 the Company sold equipment held at a company-owned location to a franchisee. The equipment cost $16,361 and had accumulated depreciation of $1,636.


NOTE 4 - Intangible Assets

         Intangible assets consisted of the following:

                                                                     December 31     December 31,
                                                                         2008            2007
                                                                     ------------    ------------
         Trademarks                                                  $     44,099    $     42,749
         Franchise & market area rights                                   408,945         408,945
                                                                     ------------    ------------
                                                                          453,044         451,694
         Less accumulated amortization                                   (130,333)       (128,627)
                                                                     ------------    ------------
         Intangible assets, net
             of accumulated amortization                             $    322,711    $    323,067
                                                                     ============    ============

         The Company incurred trademark costs of $1,350 and $14,566 in 2008 and 2007, respectively. During the year ended December 31, 2007, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $256,464. The impaired rights had an original cost of $337,712 and accumulated amortization of $81,248. Prior to 2007, the Company had been testing the carrying value of the rights by considering the values of franchise networks purchased in the aggregate rather than identifying individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the years ended December 31, 2008 and 2007. The amortization expense was $1,706 and $1,501, respectively.

NOTE 5 - Notes Payable

         Notes payable consisted of the following:

                                                                     December 31     December 31,
                                                                         2008            2007
                                                                     ------------    ------------
         Notes payable bearing interest up to 25%
         maturing July 2007 (settled during 2008)                    $         --    $     18,700
                                                                     ------------    ------------
                                                                               --          18,700
         Less current portion                                                  --         (18,700)
                                                                     ------------    ------------
         Notes payable, net of current portion                       $         --    $         --
                                                                     ============    ============

         In August, 2006, the Company secured a revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. During fiscal year ended December 31, 2007, the Company utilized the line to help finance the purchase of a building, which it later sold within the year. The Company used part of the proceeds on the sale to pay down the line in full. As of December 31, 2008, the Company has not utilized any of the available line of credit.

NOTE 6 - Income Taxes

         Tilden Associates Inc. and Subsidiaries have elected to file consolidated income tax returns for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         A reconciliation of the expected income tax expense (benefit) to reported income tax follows:


                                                              December 31,
                                                      ----------------------------
                                                          2008            2007
                                                      ------------    ------------
         Federal income tax (benefit) at 35%
         statutory income tax rate                    $    (15,686)   $    (95,107)

         Nondeductible increase in allowance for
         doubtful accounts                                  28,973           3,512

         Change in valuation allowance                     (13,287)         91,595
                                                      ------------    ------------
         Provision for income taxes                   $      2,500    $         --
                                                      ============    ============

         Net operating loss carryovers at December 31, 2008 were approximately $303,000 and will expire in 2028. The Company does not anticipate fully utilizing these carryovers in 2009.

NOTE 7 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company's President (See Note 9). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the years ended December 31, 2008 are as follows:

                   2009                          $    302,447
                   2010                               248,381
                   2011                               233,921
                   2012                               200,851
                   2013 and thereafter                861,046
                                                 ------------
                                                 $  1,846,646
                                                 ============


         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the years ended December 31 2008 and 2007 was $19,834 and $18,796, respectively.

         The future minimum annual rental payments are as follows:

                   2009                                21,525
                   2010                                22,875
                   2011                                23,325
                   2012                                24,675
                   2013                                18,675
                                                 ------------
                                                 $    111,075
                                                 ============

Employment Agreements

         The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $163,000 during 2008. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2015. Additionally, Mr. Baskind's agreement provides for other customary provisions.

NOTE 8 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2008 one account exceeded federally insured limits by approximately $119,000 and at December 31, 2007 two accounts exceeded the federally insured limits by approximately $272,000. Also, at December 31, 2008 and December 31, 2007, the Company had accounts and notes receivable from franchisees of approximately $366,000 and $356,000, respectively, net of an allowance for doubtful accounts of approximately $451,000 and $368,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida, Texas and Colorado.

NOTE 9 - Related Party Transactions

Franchise Facilities

         The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the years ended December 31, 2008 and 2007, rent paid to the Company's president and affiliates for real estate sublet was $41,630 and $67,706, respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

         On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company's chief executive officer, 525,000 options to the Company's two other directors, and 25,000 to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years.The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, is being expensed over the requisite service period of five years beginning January 1, 2009.

NOTE 11 -  Other Receivable

         On May 5, 2004, Oilmatic Franchising Corp., a wholly owned subsidiary of the Company (Oilmatic), was formed for the purpose of selling franchises for the system developed by Oilmatic International, LLC. (International). Through December 31 2005, the Company advanced $79,258 to Oilmatic in connection with its formation and the acquisition of the exclusive franchise rights for certain locations from International. Oilmatic entered into a stipulation and agreement in November, 2005 to settle their suit for $65,000 payable in eighteen equal monthly installments of $3,611 commencing January, 2006. As of December 31, 2008 and 2007 the balance receivable on the agreement was $0 and $7,222, respectively.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the years ended December 31 2008 and 2007, the Company sold two and five new franchises, respectively. As of December 31 2008 and 2007, the Company had 46 and 48 active franchised locations. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the years ended December 31 2008 and 2007, the Company sold no rights to develop new market areas.

NOTE 13 - Retirement Plan

         In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2008. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the year ended December 31, 2008, Company contributions to the plan (which are expensed when incurred) were $9,001.

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

                           MICHAEL T. STUDER CPA P.C.
                       18 East Sunrise Highway, Suite 311
                              Freeport, N.Y. 11520
                              Phone: (516) 378-1000
                               Fax: (516) 546-6220

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                      ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and Stockholders of Tilden Associates, Inc.

My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2008 and 2007 appears on page F-2. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-15, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for the years 2008 and 2007 and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                         /s/ Michael T. Studer CPA P.C.
                                         ------------------------------

Freeport, New York
April 15, 2009

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SELLING,
                       GENERAL AND ADMINISTRATIVE EXPENSES


                                                     Year Ended December 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
Salaries and wages                               $    162,683    $    206,853
Officer's salary                                      150,012         144,352
Payroll and other taxes                                24,236          23,740

Bad debt expense                                      292,307         209,783
Professional fees                                      99,257         138,040
Consulting                                             22,133          29,940

Rent                                                   19,834          18,796
Office expense                                         17,682          26,277
Telephone expense                                       6,264          12,172

Fees and licenses                                      12,814          12,273
Amortization expense                                    1,705           1,519
Depreciation expense                                    3,932           6,566

Travel and entertainment                               19,387          26,286
Trade shows                                                --           7,595
Training                                                1,500          10,000
Automobile expense                                     12,208          15,820

Repais and maintenance                                  3,800              --
Advertising                                               704           5,767
Insurance                                              22,978          13,919
Miscellaneous expense                                  21,362          13,181
                                                 ------------    ------------

                                                 $    894,798    $    922,879
                                                 ============    ============

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.


Date: April 14, 2009                   TILDEN ASSOCIATES, INC.

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

Signatures                               Titles                        Date

By: /s/ ROBERT BASKIND       Chairman of the Board, President     April 14, 2009
    ---------------------    Chief Executive Officer
    Robert Baskind           (Principal Executive and
                             Financial Officer)