Form 10-Q
period 2009-03-31
TILDEN ASSOCIATES INC
filed 2009-05-20
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009


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

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 19, 2009 was 11,385,903 shares of Common Stock - $.0005 par value.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Transitional Small Business Disclosure Format: Yes [ ]No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preeceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

  Large accelerated filer  [ ]                         Accelerated filer  [ ]
  Non-accelerated filer    [ ]                  Smaller reporting company [X]


Indicate by check mark whether registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No [X]

                         Table of Contents for Form 10-Q

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2009 (unaudited)
          and December 31, 2008 (audited)                                     3

         Consolidated Statements of Operations for the Three Month
          Periods Ended March 31, 2009 and 2008 (unaudited)                   4

         Consolidated Statements of Cash Flows for the Three
          Month Periods Ended March 31, 2009 and 2008 (unaudited)             5

         Notes to Consolidated Financial Statemtents                      6 - 9


Item 2.  Management's Discussion and Analysis or Plan of Operation      10 - 11

Item 3.  Controls and Procedures                                             12

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and Use of Proceeds                           12

Item 3.  Defaults Upon Senior Securities                                     12

Item 4.  Submission of Matters to a Vote of Security Holders                 12

Item 5.  Other Information                                                   12

Item 6.  Exhibits                                                            12


SIGNATURE                                                                    13

CERTIFICATION


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,     December 31,
                                                                         2009            2008
                                                                     ------------    ------------
                                                                     (Unaudited)
                                     ASSETS

Cash and cash equivalents                                            $    468,887    $    504,259
Accounts and notes receivable - net of allowance for
      doubtful accounts of $433,978 and $450,691 at
      March 31, 2009 and December 31, 2008, respectively                  354,259         300,624
Inventory                                                                   4,300           4,300
Prepaid expenses and other current assets                                   4,164           4,164
                                                                     ------------    ------------
      Total current assets                                                831,610         813,347

Property and equipment, net of accumulated depreciation
      of $32,419 and $30,555, respectively                                 27,822          29,686
                                                                     ------------    ------------

Intangible assets, net of accumulated amortization
      of $130,699 and $130,333, respectively                              322,345         322,711
Security deposits                                                          92,538          80,538
Accounts and notes receivable, net of current portion                          --          65,212
                                                                     ------------    ------------
      Total other assets                                                  414,883         468,461
                                                                     ------------    ------------
      Total assets                                                   $  1,274,315    $  1,311,494
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses                                $    202,520    $    249,704
Deposits on franchise acquisitions                                        175,217         148,000
Income taxes payable                                                       34,791          35,932
                                                                     ------------    ------------
      Total current liabilities                                           412,528         433,636

Security deposits                                                         126,611         140,211
                                                                     ------------    ------------
      Total liabilities                                                   539,139         573,847
                                                                     ------------    ------------
STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
      11,425,903 shares issued and outstanding at March 31,
      2009 and December 31, 2008, respectively                              5,713           5,713
Additional paid-in capital                                              1,640,340       1,639,966
Retained earnings (accumulated deficit)                                  (890,877)       (888,032)
                                                                     ------------    ------------
                                                                          755,176         757,647
Less: treasury stock - 40,000 shares, stated at cost                      (20,000)        (20,000)
                                                                     ------------    ------------
      Total stockholders' equity                                          735,176         737,647
                                                                     ------------    ------------
      Total liabilities and stockholders' equity                     $  1,274,315    $  1,311,494
                                                                     ============    ============

                 See notes to consolidated financial statements.


                                TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)
                                                                         Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                         2009            2008
                                                                     ------------    ------------
Revenues
       Initial franchise acquisition fees                            $         --    $     25,000
       Royalty fees                                                       149,668         143,557
       Sale of Company owned location                                          --          65,000
       Rental income from realty rental                                   132,423         134,444
       Miscellaneous income                                                13,539           8,602
                                                                     ------------    ------------
                 Total Revenue                                            295,630         376,603
                                                                     ------------    ------------
Cost of Operations
       Costs of Company owned location sold                                    --          14,725
       Franchise development fees                                           7,186           6,940
       Rent paid for real estate sublet                                   112,119         131,666
                                                                     ------------    ------------
                 Total Operating Costs                                    119,305         153,331
                                                                     ------------    ------------

Gross Profit                                                              176,325         223,272
Selling, general and administrative expenses                              184,152         254,889
                                                                     ------------    ------------

                 (Loss) from operations before other income
                    and expenses and provision for income taxes            (7,827)        (31,617)

Other  Income
       Interest income                                                      4,982          13,223
                                                                     ------------    ------------
                 Total other income                                         4,982          13,223
                                                                     ------------    ------------

(Loss) before provision for income taxes                                   (2,845)        (18,394)
Provision for income taxes
       Current                                                                 --              --
       Deferred                                                                --              --
                                                                     ------------    ------------
                 Net (Loss)                                          $     (2,845)   $    (18,394)
                                                                     ============    ============
Per Share Data
       Basic earnings per share                                      $      (0.00)   $      (0.00)
                                                                     ============    ============
       Diluted earnings per share                                    $      (0.00)   $      (0.00)
                                                                     ============    ============
Weighted Average Shares Outstanding                                    11,385,903      11,385,903
                                                                     ============    ============

                 See notes to consolidated financial statements.


                             TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                                          Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         2009            2008
                                                                     ------------    ------------
Operating Activities
      Net (loss)                                                     $     (2,845)   $    (18,394)
      Adjustmens to reconcile net loss to net cash provided by
            (used for) operating activities:
          Depreciation and amortization                                     2,230           2,321
          Provision for bad debt                                           35,586          94,476
          Sale of equipment financed by note receivable                        --          14,725
          Stock options expense                                               374              --
      Changes in operating assets and liabilities
          Accounts and notes receivable                                   (24,009)       (131,525)
          Prepaid expenses                                                     --         (18,749)
          Security deposits receivable                                    (12,000)        (12,000)
          Accounts  payable and accrued expenses                          (47,184)        (85,955)
          Deposits on franchise acquisitions                               27,217         (10,000)
          Income taxes payable                                             (1,141)         (1,551)
          Security deposits payable                                       (13,600)             --
          Escrow receivable                                                    --         175,000
                                                                     ------------    ------------
Net cash provided by (used for) operating activities                      (35,372)          8,348
                                                                     ------------    ------------
Investing Activities
          Renewal of trademark                                                 --          (1,350)
                                                                     ------------    ------------
Net cash (used for) investing activities                                       --          (1,350)
                                                                     ------------    ------------

Net  increase (decrease) in cash                                          (35,372)          6,998
Cash and cash equivalents at beginning of the period                      504,259         526,293
                                                                     ------------    ------------

 Cash and cash equivalents at end of the period                      $    468,887    $    533,291
                                                                     ============    ============
Supplemental Cash Flow Information:
          Interest paid                                              $         --    $         --
          Income Taxes Paid                                          $      1,141    $         --

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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

NOTE 3 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                                 March 31,     December 31,
                                                                                   2009            2008
                                                                               ------------    ------------
         Trade receivables from franchisees                                    $    701,237    $    731,527
         Installment loan due January 1, 2010 with an interest rate
          of 10%.                                                                    87,000          85,000
                                                                               ------------    ------------
                                                                                    788,237         816,527
         Less allowance for doubtful accounts                                      (433,978)       (450,691)
                                                                               ------------    ------------
                                                                                    354,259         365,836
         Less current portion                                                      (354,259)       (300,624)
                                                                               ------------    ------------
         Non-current accounts and notes receivable                             $         --    $     65,212
                                                                               ============    ============

NOTE 4 - Property and Equipment

         Property and equipment consisted of the following:

                                                                                 March 31,     December 31,
                                                                                   2009            2008
                                                                               ------------    ------------
         Machinery and shop equipment                                          $     42,925    $     42,925
         Signage                                                                      5,623           5,623
         Furniture                                                                   11,693          11,693
                                                                               ------------    ------------
                                                                                     60,241          60,241
         Less accumulated depreciation                                              (32,419)        (30,555)
                                                                               ------------    ------------
         Property and equipment, net
             of accumulated depreciation                                       $     27,822    $     29,686
                                                                               ============    ============

         Depreciation expense for the three months ended March 31, 2009 and 2008 was $1,864 and $1,579, respectively.

NOTE 5 - Intangible Assets

         Intangible assets consisted of the following:

                                                                                 March 31,     December 31,
                                                                                   2009            2008
                                                                               ------------    ------------
         Trademarks                                                            $     44,099    $     44,099
         Franchise and market area rights                                           408,945         408,945
                                                                               ------------    ------------
                                                                                    453,044         453,044
         Less accumulated amortization                                             (130,699)       (130,333)
                                                                               ------------    ------------
         Intangible Assets, net
             of accumulated amortization                                       $    322,345    $    322,711
                                                                               ============    ============

         The Company incurred trademark costs of $0 and $1,350 during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the three months ended March 31, 2009 and the year ended December 31, 2008. The amortization expense was $366 and $1,706, respectively.

NOTE 6 - Credit Line

         In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of March 31, 2009, the Company has not utilized any of the available line of credit.

NOTE 7 - Income Taxes

         Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

         A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2009            2008
                                                                               ------------    ------------
         Federal income tax (benefit) at 35%
         statutory income tax rate                                             $       (996)   $     (6,438)

         Nondeductible increase(nontaxable decrease)
         in allowance for doubtful accounts                                          (5,850)         22,939

         Change in valuation allowance                                                6,846         (29,943)
                                                                               ------------    ------------
         Provision for income taxes                                            $         --    $         --
                                                                               ============    ============

         Net operating loss carryovers at December 31, 2008 were approximately $303,000 and will expire in 2028. The Company does not anticipate fully utilizing these carryovers in 2009.

NOTE 8 - Commitments and Contingencies

Leases

         The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company's President (See Note 10). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases for the year ended December 31, 2008 are as follows:

         2009                                    $    226,835
         2010                                         248,381
         2011                                         233,921
         2012                                         200,851
         2013 and thereafter                          861,046
                                                 ------------
                                                 $  1,771,034
                                                 ============

         The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the three months ended March 31, 2009 and 2008 was $4,708 and $4,483, respectively.

         The future minimum annual rental payments are as follows:

         2009                                          16,144
         2010                                          22,875
         2011                                          23,325
         2012                                          24,675
         2013                                          18,675
                                                 ------------
                                                 $    105,694
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

NOTE 9 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2009 one account exceeded federally insured limits by approximately $104,000 and at December 31, 2008 one account exceeded the federally insured limits by approximately $119,000. Also, at March 31, 2009 and December 31, 2008, the Company had accounts and notes receivable from franchisees of approximately $354,000 and $366,000, respectively, net of an allowance for doubtful accounts of approximately $434,000 and $451,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

         The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the three months ended March 31, 2009 and the year ended December 31, 2008, rent paid to the Company's president and affiliates for real estate sublet was $8,103 and $41,630 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

         On July 18, 2006, a derivative action was filed challenging the issuance of stock options by the Company to members of management and the Board of Directors between 2001 and 2005. In August of 2006, the Company rescinded the remaining 6,067,000 stock options issued in the years 2001 to 2005. On September 11, 2006, the action was settled.

         On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company's chief executive officer, 525,000 options to the Company's two other directors, and 25,000 options to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years.The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, is being expensed over the requisite service period of five years beginning January 1, 2009. During the three months ended March 31, 2009, the Company recorded compensation expense of $374 on the options. At March 31, 2009 total unrecognized compensation costs relating to stock options was $7,101.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the three months ended March 31, 2009 and 2008, the Company sold none and one new franchises, respectively. As of March 31, 2009 and 2008, the Company had 46 and 46 active franchised locations, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the three months ended March 31, 2009 and 2008, the Company sold no rights to develop new market areas.

NOTE 13 - Retirement Plan

         In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2008. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the three months ended March 31, 2009 and 2008, Company contributions to the plan (which are expensed when incurred) were $0.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2009 vs Three Months Ended March 31, 2008
----------------------------------------------------------------------

         Revenue decreased to approximately $296,000 in the first quarter of 2009 from approximately $377,000 in the first quarter of 2008, representing a 21% decrease. The decrease in overall revenue was primarily attributed to decreases in sales of company owned locations and initial franchise acquisition fees of approximately $65,000 and $25,000, respectively. The decrease in sales of company owned locations was attributable to no sales of company owned locations during the first quarter of 2009 as compared to one in the first quarter of 2008. The decrease in initial franchise acquisition fees is attributable to the sale of no new franchise in the first quarter 2009 compared to one in the first quarter of 2008. The Company's inability to sell franchises and market areas has been due primarily to the difficulty experienced by its prospective new franchisees in obtaining credit as a result of the tightening of the credit markets. Beginning in 2008, the Company has reduced its overhead and is focusing on supporting its existing franchisees to counter-act the decrease in new franchise sales.

         Operating costs decreased to approximately $119,000 in the first quarter of 2009 from approximately $153,000 in the first quarter of 2008, representing a 22% decrease. As a percentage of revenue, operating costs were 40% and 41%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in rent paid for real estate sublet and the costs of locations purchased for resale of approximately $20,000 and $15,000, respectively. These decreases were not offset by any substantial increases which would require disclosure. The decrease in rent paid for real estate sublet is a result of the Company's obligation to pay rent on fewer locations during the first quarter of 2009 as a result of a store closing in 2008 which left the Company with less obligation for rent on its subleased locations. The decrease in the costs of locations purchased for resale relates to no new locations purchased for resale during the first quarter of 2009 as compared to one during the first quarter of 2008.

         Selling, general and administrative expenses decreased to approximately $184,000 in the first quarter of 2009 from approximately $255,000 in the first quarter of 2008, representing a 28% decrease. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to a decrease in bad debt expense and professional fees of approximately $59,000 and $10,000, respectively. These decreases were partially offset by increases in office expense and trade show expense of $2,000 and $2,000 respectively. The decrease in bad debt expense during the first quarter of 2009 was attributable to a decrease in the number of franchises requiring reserve and write-off during the period. The decrease in professional fees was attributable to a reduction in legal fees incurred during the first quarter of 2009 as compared with the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at March 31, 2009 was approximately $419,000, compared to working capital of approximately $380,000 at December 31, 2008. The ratio of current assets to current liabilities was 2.0:1 at March 31, 2009 and 1.9:1 at December 31, 2008. Cash used for operating activities in the first quarter of 2009 was approximately $35,000 compared to cash provided by operating activities in the first quarter of 2008 of approximately $8,000.

         Cash and accounts and notes receivable decreased to approximately $823,000 at March 31, 2009 from approximately $870,000 at December 31, 2008, while accounts payable and accrued expenses decreased to approximately $203,000 at March 31, 2009 from approximately $250,000 at December 31, 2008.

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

The Company has approximately $419,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit. As of March 31, 2009, the Company has not utilized the line.

In addition, several franchisees are significantly in arrears in the payment of royalties. Management, however, has addressed these arrearages and resolutions are negotiated with the franchisees on an individual basis.

Critical Accounting Policies:
-----------------------------

         Our significant accounting policies are described in Note 1 to the financial statements contained in our annual report on Form 10-K. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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


Date: May 19, 2009                     TILDEN ASSOCIATES, INC.

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

Signatures                                Titles                        Date

By: /s/ ROBERT BASKIND        Chairman of the Board, President      May 19, 2009
    -----------------------   Chief Executive Officer (Principal
    Robert Baskind            Executive and Financial Officer)