Form 10-Q
period 2009-06-30
TILDEN ASSOCIATES INC
filed 2009-08-19
CIK 1027484

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009


                        Commission file number 0001027484

                             TILDEN ASSOCIATES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              DELAWARE                                    11-3343019
     ------------------------------                   -------------------
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


The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 18, 2009 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s.s.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

    Large accelerated filer  [ ]               Accelerated filer         [ ]

    Non-accelerated filer    [ ]               Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No [X]

                         Table of Contents for Form 10-Q

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2009 (unaudited)
         and December 31, 2008 (audited)                                       3

         Consolidated Statements of Operations for the Three and Six Month
         Periods Ended June 30, 2009 and 2008 (unaudited)                      4

         Consolidated Statements of Cash Flows for the Six
         Month Periods Ended June 30, 2009 and 2008 (unaudited)                5

         Notes to Condensed Consolidated Financial Statemtents            6 - 10

Item 2.  Management's Discussion and Analysis or Plan of Operation       11 - 13

Item 3.  Controls and Procedures                                              14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits                                                             14


SIGNATURE                                                                     15

CERTIFICATION


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   June 30,       December 31,
                                                                                     2009             2008
                                                                                 -------------    -------------
                                                                                          (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                        $     472,704    $     504,259
Accounts and notes receivable - net of allowance for doubtful accounts of
   $426,116 and $450,691 at June 30, 2009 and December 31, 2008, respectively          388,900          300,624
Inventory                                                                                4,300            4,300
Prepaid expenses and other current assets                                                1,164            4,164
                                                                                 -------------    -------------
   Total current assets                                                                867,068          813,347
                                                                                 -------------    -------------
Property and equipment, net of accumulated depreciation
   of $23,020 and $30,555, respectively                                                     --           29,686
                                                                                 -------------    -------------
Intangible assets, net of accumulated amortization
   of $131,064 and $130,333, respectively                                              321,980          322,711
Security deposits                                                                       99,538           80,538
Accounts and notes receivable, net of current portion                                   68,389           65,212
                                                                                 -------------    -------------
   Total other assets                                                                  489,907          468,461
                                                                                 -------------    -------------
   Total assets                                                                  $   1,356,975    $   1,311,494
                                                                                 =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses                                            $     256,459    $     249,704
Deposits on franchise and business acquisitions                                        183,000          148,000
Income taxes payable                                                                    34,791           35,932
                                                                                 -------------    -------------
   Total current liabilities                                                           474,250          433,636

Security deposits                                                                      118,261          140,211
                                                                                 -------------    -------------
   Total liabilities                                                                   592,511          573,847
                                                                                 -------------    -------------
STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized;
   11,425,903 shares issued and outstanding at June 30,
   2009 and December 31, 2008, respectively                                              5,713            5,713
Additional paid-in capital                                                           1,640,715        1,639,966
Retained earnings (accumulated deficit)                                               (861,964)        (888,032)
                                                                                 -------------    -------------
                                                                                       784,464          757,647
Less: treasury stock - 40,000 shares, stated at cost                                   (20,000)         (20,000)
                                                                                 -------------    -------------
   Total stockholders' equity                                                          764,464          737,647
                                                                                 -------------    -------------
   Total liabilities and stockholders' equity                                    $   1,356,975    $   1,311,494
                                                                                 =============    =============


                 See notes to consolidated financial statements.


                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------    ---------------------------
                                                            2009           2008            2009           2008
                                                        ------------   ------------    ------------   ------------
REVENUES
  Initial franchise acquisition fees                    $     25,000   $         --    $     25,000   $     25,000
  Royalty fees                                               151,197        135,887         300,865        279,444
  Sales from operation of Company owned stores                    --          5,916              --          5,916
  Sale of Company owned location                             103,831             --         103,831         65,000
  Rental income                                              161,682        108,434         294,105        242,878
  Miscellaneous income                                         4,709          5,833          18,248         14,435
                                                        ------------   ------------    ------------   ------------
    Total revenues                                           446,419        256,070         742,049        632,673
                                                        ------------   ------------    ------------   ------------
COST OF REVENUES
  Costs of Company owned location sold                        73,123             --          73,123         14,725
  Franchise development fees                                   7,460          6,328          14,646         13,268
  Rent paid for real estate sublet                           166,604        112,140         278,723        243,806
                                                        ------------   ------------    ------------   ------------
    Total cost of revenues                                   247,187        118,468         366,492        271,799
                                                        ------------   ------------    ------------   ------------

Gross profit                                                 199,232        137,602         375,557        360,874
Selling, general and administrative expenses                 170,613        195,794         354,765        450,683
                                                        ------------   ------------    ------------   ------------

Income (loss) from operations before other income and
  expenses and provision for income taxes                     28,619        (58,192)         20,792        (89,809)
                                                        ------------   ------------    ------------   ------------

OTHER INCOME (EXPENSES)
  Interest income                                                294          8,736           5,276         21,959
                                                        ------------   ------------    ------------   ------------
    Total other income (expenses)                                294          8,736           5,276         21,959
                                                        ------------   ------------    ------------   ------------

Income (loss) before provision for income taxes               28,913        (49,456)         26,068        (67,850)
Provision for income taxes
  Current                                                         --             --              --             --
  Deferred                                                        --             --              --             --
                                                        ------------   ------------    ------------   ------------
    Net income (loss)                                   $     28,913   $    (49,456)   $     26,068   $    (67,850)
                                                        ============   ============    ============   ============

Per Share Data
  Basic earnings per share                              $       0.00   $      (0.00)   $       0.00   $      (0.01)
                                                        ------------   ------------    ------------   ------------
  Diluted earnings per share                            $       0.00   $      (0.00)   $       0.00   $      (0.01)
                                                        ------------   ------------    ------------   ------------

Weighted average shares outstanding
  Basic                                                   11,385,903     11,385,903      11,385,903     11,385,903
                                                        ------------   ------------    ------------   ------------
  Diluted                                                 11,385,903     11,385,903      11,385,903     11,385,903
                                                        ------------   ------------    ------------   ------------


                 See notes to consolidated financial statements.


                             TILDEN ASSOCIATES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    2009            2008
                                                                ------------    ------------
Operating Activities
    Net income (loss)                                           $     26,068    $    (67,850)
    Adjustmens to reconcile net income (loss) to net cash
      (used for) operating activities:
        Depreciation and amortization                                  2,595           4,575
        Provision for doubtful accounts                               66,126         120,479
        Sale of equipment financed by note receivable                 27,822          14,725
        Stock options expense                                            748              --
    Changes in operating assets and liabilities
        Accounts and notes receivable                               (157,579)       (167,179)
        Other receivable                                                  --           2,500
        Prepaid expenses and other  current assets                     3,000         (32,974)
        Security deposits receivable                                 (19,000)        (12,000)
        Accounts  payable and accrued expenses                         6,756         (49,722)
        Deposits on franchise acquisitions                            35,000          (2,500)
        Income taxes payable                                          (1,141)         (1,551)
        Security deposits payable                                    (21,950)             --
        Escrow receivable                                                 --         175,000
                                                                ------------    ------------
Net cash (used for) operating activities                             (31,555)        (16,497)
                                                                ------------    ------------
Investing Activities
        Renewal of trademark                                              --          (1,350)
                                                                ------------    ------------
Net cash (used for) investing activities                                  --          (1,350)
                                                                ------------    ------------

Net (decrease) in  cash                                              (31,555)        (17,847)
Cash  and cash equivalents at beginning of the period                504,259         526,293
                                                                ------------    ------------

 Cash  and cash equivalents at end of the period                $    472,704    $    508,446
                                                                ============    ============

Supplemental Cash Flow Information:
        Interest paid                                           $         --    $         --
                                                                ============    ============
        Income taxes paid                                       $      1,141    $      1,551
                                                                ============    ============

                       See Notes to Financial Statements.

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

NOTE 2- Interim Financial Statements

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

         Accounts and notes receivable consisted of the following:

                                                                  June 30,      December 31,
                                                                    2009            2008
                                                                ------------    ------------
         Trade receivables from franchisees                     $    723,310    $    731,527
         Installment loans due from January 1, 2010 through
         June 1, 2011 with stated interest rates of 10%.             160,095          85,000
                                                                ------------    ------------
                                                                     883,405         816,527
         Less allowance for doubtful accounts                       (426,116)       (450,691)
                                                                ------------    ------------
                                                                     457,289         365,836
         Less current portion                                       (388,900)       (300,624)
                                                                ------------    ------------
         Non-current accounts and notes receivable              $     68,389    $     65,212
                                                                ============    ============

NOTE 4 - Property and Equipment

         Property and equipment consisted of the following:

                                                                  June 30,      December 31,
                                                                    2009            2008
                                                                ------------    ------------
         Machinery and shop equipment                           $      5,704    $     42,925
         Signage                                                       5,623           5,623
         Furniture                                                    11,693          11,693
                                                                ------------    ------------
                                                                      23,020          60,241
         Less accumulated depreciation                               (23,020)        (30,555)
                                                                ------------    ------------
         Property and equipment, net
             of accumulated depreciation                        $         --    $     29,686
                                                                ============    ============

         Depreciation expense for the six months ended June 30, 2009 and 2008 was $1,864 and $3,455, respectively. During the quarter ended June 30, 2009 the Company sold shop equipment as part of a sale of a company owned location. The equipment sold had an original cost of $37,221 and accumulated depreciation of $9,399.

NOTE 5 - Intangible Assets

         Intangible assets consisted of the following:

                                                                  June 30,      December 31,
                                                                    2009            2008
                                                                ------------    ------------
         Trademarks                                             $     44,099    $     44,099
         Franchise and market area rights                            408,945         408,945
                                                                ------------    ------------
                                                                     453,044         453,044
         Less accumulated amortization                              (131,064)       (130,333)
                                                                ------------    ------------
         Intangible Assets, net
             of accumulated amortization                        $    321,980    $    322,711
                                                                ============    ============

         The Company incurred trademark costs of $0 and $1,350 during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have amortized for the six months ended June 30, 2009 and the year ended December 31, 2008. The amortization expense was $731 and $1,706, respectively.

NOTE 6 - Credit Line

         In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of June 30, 2009, the Company has not utilized any of the available line of credit.

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

         A reconciliation of the expected income tax expense (benefit) to reported income tax follows:


                                                                      Six Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    2009            2008
                                                                ------------    ------------
         Federal income tax (benefit) at 35%
         statutory income tax rate                              $      9,124    $    (23,748)

         Nondeductible increase (nontaxable
         decrease) in allowance for doubtful
         accounts                                                     (8,601)         28,789
         Change in valuation allowance                                  (523)         (5,041)
                                                                ------------    ------------
         Provision for income taxes                             $         --    $         --
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

         Future minimum lease payments under these operating leases are as follows:

              2009                     $    151,223
              2010                          248,381
              2011                          233,921
              2012                          200,851
              2013 and thereafter           861,046
                                       ------------
                                       $  1,695,422
                                       ============

         The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the six months ended June 30, 2009 and 2008 was $9,417 and $12,756, respectively.

         The future minimum annual rental payments are as follows:

              2009                     $     10,762
              2010                           22,875
              2011                           23,325
              2012                           24,675
              2013                           18,675
                                       ------------
                                       $    100,312
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

NOTE 9 - Concentration of Credit Risk

         Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2009 one account exceeded federally insured limits by approximately $69,000 and at December 31, 2008 one account exceeded the federally insured limits by approximately $119,000. Also, at June 30, 2009 and December 31, 2008, the Company had accounts and notes receivable from franchisees of approximately $457,000 and $366,000, respectively, net of an allowance for doubtful accounts of approximately $426,000 and $451,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company's franchises are within the states of New York, Florida, and Colorado.

NOTE 10- Related Party Transactions

Franchise Facilities

         The Company rents certain Franchise locations owned or leased by the Company's president and affiliates, which are sublet to Franchisees. For the six months ended June 30, 2009 and the year ended December 31, 2008, rent paid to the Company's president and affiliates for real estate sublet was $16,400 and $41,630 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

         On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company's chief executive officer, 525,000 options to the Company's two other directors, and 25,000 options to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years.The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, is being expensed over the requisite service period of five years beginning January 1, 2009. During the six months ended June 30, 2009, the Company recorded compensation expense of $748 on the options. At June 30, 2009 total unrecognized compensation costs relating to stock options was $6,727.

NOTE 12 - Franchises and Market Area Activities

Franchises

         During the six months ended June 30, 2009 and 2008, the Company sold one and one new franchises, respectively. As of June 30, 2009 and 2008, the Company had 48 and 45 active franchised locations, respectively. Throughout each year several franchises are returned to the Company's control either through foreclosures or abandonment.

Market Areas

         During the six months ended June 30, 2009 and 2008, the Company sold no rights to develop new market areas.

NOTE 13 - Retirement Plan

         In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2008. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the six months ended June 30, 2009, Company contributions to the plan (which are expensed when incurred) were $0.

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2009 vs Three Months Ended June 30, 2008
--------------------------------------------------------------------

         Revenue increased to approximately $446,000 in the second quarter of 2009 from approximately $256,000 in the second quarter of 2008, representing a 74% increase. The increase in overall revenue was primarily attributed to increases in sale of Company owned location, rental income, initial franchise acquisition fees and royalty fees of approximately $104,000, $53,000, $25,000 and $15,000, respectively. The increase in sale of Company owned locations was attributable to the Company's sale of a previously repossessed location during the second quarter of 2009. The increase in rental income is attributable to the increase in locations subleased by the Company to franchisees. The increase in royalty fees recorded during the second quarter of 2009 compared with the second quarter of 2008 was attributable to 1) an increase in the number of franchisees liable to the Company for royalty fees and 2) increased royalty fees remitted per franchise due to increased sales at several of the Company's franchised locations during the second quarter of 2009. The increase in initial franchise fees was attributable to the Company's sale of one new franchise during the second quarter of 2009 compared with no new franchise sales during the second quarter of 2008.

         Cost of revenues increased to approximately $247,000 in the second quarter of 2009 from approximately $118,000 in the second quarter of 2008, representing a 109% increase. As a percentage of revenue, cost of revenues were 55% and 46%, respectively for the periods reported. The overall increase was primarily attributable to increases in the cost of Company owned locations sold and rent paid for real estate sublet, of approximately $73,000 and $54,000, respectively. The increase in cost of Company owned locations sold was a result of the cost incurred in the sale of a Company owned location during the second quarter of 2009. The Company did not sell a Company owned location in the second quarter of 2008. The increase in rent paid for real estate sublease was a result of an increase in the number of locations, which the Company sublets to franchisees.

         Selling, general and administrative expenses decreased to approximately $171,000 in the second quarter of 2009 from approximately $196,000 in the second quarter of 2008, representing a 13% decrease. The decrease in selling, general and administrative expenses during the second quarter were predominately attributed to decreases in insurance, professional fees and office expense of approximately $11,000, $7,000 and $6,000, respectively. The decrease in insurance was attributable to the Company's initiation of a directors and officer's insurance policy during the second quarter of 2008, which was later cancelled. The decreases in professional fees and office expense were primarily attributable to the Company's attempt to reduce overhead costs. The decreases were partially offset by an increase in travel expenses of $3,000. The increase in travel expense was attributable to expenses incurred in connection to the sale of a Company owned location in Texas during the second quarter of 2009.


Six Months Ended June 30, 2009 vs Six Months Ended June 30, 2008
----------------------------------------------------------------

         Revenue increased to approximately $742,000 through the second quarter of 2009 from approximately $633,000 through the second quarter of 2008, representing a 17% increase. The increase in overall revenue recorded through the first six months of 2009 as compared with the first six months of 2008 was primarily attributed to increases in rental income, sales of Company owned locations and royalty fees of approximately $51,000, $39,000 and $21,000, respectively. The increase in rental income was attributable to an increase in the number of locations subleased to franchisees through the second quarter of 2009. The increase in sales of Company locations is attributable to the Company's sale of one location through June 2009. The increase in royalty fees recorded through the second quarter of 2009 compared with through the second quarter of 2008 was attributable to 1) an increase in the number of franchisees liable to the Company for royalty fees and 2) increased royalty fees remitted per franchise due to increased sales at several of the Company's franchised locations through the second quarter of 2009.

         Cost of revenues increased to approximately $366,000 through the second quarter of 2009 from approximately $272,000 through the second quarter of 2008, representing a 35% increase. As a percentage of revenue, cost of revenues were 49% and 43%, respectively for the periods reported. The overall increase was attributable to increases in the cost of company owned locations sold and rent paid for real estate sublet, of approximately $58,000 and $35,000, respectively. The increase in cost of Company locations sold was a result of the cost incurred in the sale of a Company location during the second quarter of 2009. The increase in rent paid for real estate sublease was a result of an increase during the first six months of 2009, in the number of locations, which the Company sublets to franchisees.

         Selling, general and administrative expenses decreased to approximately $355,000 through the second quarter of 2009 from approximately $451,000 through the second quarter of 2008, representing a 21% decrease. The changes in the composition of selling, general and administrative expenses through the second quarter were predominately attributed to a decrease in bad debt expense, professional fees and insurance expense of approximately $55,000, $16,000 and $11,000, respectively. The decrease in bad debt expense through the second quarter of 2009 was attributable to a decrease in the number of franchises requiring reserve and write-off during the current six-month period. The decrease in professional fees was attributable to a reduction in legal fees incurred through the second quarter of 2009 as compared with the first six months of 2008. The decrease in insurance through the second quarter of 2009 was primarily attributable to a cancellation of a directors and officers policy during the second half of 2008.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Working capital at June 30, 2009 was approximately $393,000, compared to working capital of approximately $380,000 at December 31, 2008. The ratio of current assets to current liabilities was 1.8:1 at June 30, 2009 and 1.9:1 at December 31, 2008. Cash flow used for operations through the second quarter of 2009 was approximately $32,000 compared to the cash flow used for operations through the second quarter of 2008 of approximately $16,000.

         Cash and accounts and notes receivable increased to approximately $930,000 at June 30, 2009 from approximately $870,000 at December 31, 2008, while accounts payable and accrued expenses increased to approximately $256,000 at June 30, 2009 from approximately $250,000 at December 31, 2008.

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

The Company has approximately $393,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit. As of June 30, 2009, the Company has not utilized the line.

In addition, several franchisees are significantly in arrears in the payment of royalties. Management, however, has addressed these arrearages and resolutions are negotiated with the franchisees on an individual basis.

Critical Accounting Policies:
----------------------------

Our significant accounting policies are described in Note 1 to the financial statements included in our annual report on Form 10-K. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The following policies, we believe, are our most critical accounting policies and are explained below.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6.  Exhibits

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  None.

                    TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 19, 2009                  TILDEN ASSOCIATES, INC.

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

Signatures                           Titles                           Date

By: /s/ ROBERT BASKIND        Chairman of the Board,             August 19, 2009
    ---------------------     President, Chief Executive
    Robert Baskind            Officer (Principal Executive
                              and Financial Officer)