Form 10-Q
period 2009-09-30
TILDEN ASSOCIATES INC
filed 2009-11-20
CIK 1027484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission file number 0001027484

TILDEN ASSOCIATES, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	11-3343019

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Hempstead Turnpike, West Hempstead, NY 11552

(Address of principal executive offices)

(516) 746-7911

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 12, 2009 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act)

Yes ☐  No ☒

Table of Contents for Form 10-Q

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008

	(Unaudited)

ASSETS
Cash and cash equivalents	$486,830	$504,259
Accounts and notes receivable - net of allowance for doubtful accounts of $403,436 and $450,691 at Sept 30, 2009 and December 31, 2008, respectively	463,803	300,624
Inventory	5,016	4,300
Prepaid expenses and other current assets	4,164	4,164

Total current assets	959,813	813,347

Property and equipment, net of accumulated depreciation of $23,020 and $30,555, respectively	—	29,686

Intangible assets, net of accumulated amortization of $131,430 and $130,333, respectively	321,614	322,711
Security deposits	96,538	80,538
Accounts and notes receivable, net of current portion	66,299	65,212

Total other assets	484,451	468,461

Total assets	$1,444,264	$1,311,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$207,712	$249,704
Deposits on franchise and business acquisitions	244,070	148,000
Income taxes payable	34,791	35,932

Total current liabilities	486,573	433,636

Security deposits	127,812	140,211

Total liabilities	614,385	573,847

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	5,713	5,713
Additional paid-in capital	1,641,088	1,639,966
Retained earnings (accumulated deficit)	(796,922)	(888,032)

	849,879	757,647
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)

Total stockholders’ equity	829,879	737,647

Total liabilities and stockholders’ equity	$1,444,264	$1,311,494

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2009	2008	2009	2008

REVENUES
Initial franchise acquisition fees	$—	$5,000	$25,000	$30,000
Royalty fees	99,363	168,605	400,228	448,049
Market Area Sales	50,000	50,000	—
Sale of Company owned location	54,636	—	130,645	65,000
Rental income	145,383	116,750	439,488	365,544
Miscellaneous income	3,890	4,506	22,138	18,941

Total revenues	353,272	294,861	1,067,499	927,534

COST OF REVENUES
Costs of Company owned location sold	—	—	45,301	14,725
Franchise development fees	7,343	13,967	21,989	27,235
Rent paid for real estate sublet	103,548	96,265	382,271	340,071

Total cost of revenues	110,891	110,232	449,561	382,031

Gross profit	242,381	184,629	617,938	545,503
Selling, general and administrative expenses	180,585	132,148	535,350	582,831

Income (loss) from operations before other income and expenses and provision for income taxes	61,796	52,481	82,588	(37,328)

OTHER INCOME (EXPENSES)
Interest income	3,247	8,449	8,522	30,408

Total other income (expenses)	3,247	8,449	8,522	30,408

Income (loss) before provision for income taxes	65,043	60,930	91,110	(6,920)
Provision for income taxes
Current	—	—	—	—
Deferred	—	—	—	—

Net income (loss)	$65,043	$60,930	$91,110	$(6,920)

Per Share Data
Basic earnings per share	$0.01	$0.01	$0.01	$(0.00)

Diluted earnings per share	$0.01	$0.01	$0.01	$(0.00)

Weighted average shares outstanding
Basic	11,385,903	11,385,903	11,385,903	11,385,903

Diluted	11,385,903	11,385,903	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,

	2009	2008

Operating Activities
Net income (loss)	$91,110	$(6,920)
Adjustmens to reconcile net income (loss) to net cash (used for) operating activities:
Depreciation and amortization	2,961	3,557
Provision for doubtful accounts	124,485	137,749
Sale of equipment financed by note receivable	27,822	16,361
Stock options expense	1,122	—
Changes in operating assets and liabilities
Accounts and notes receivable	(288,751)	(207,155)
Inventory	(716)
Other receivable	—	2,500
Prepaid expenses and other current assets	—	(14,406)
Security deposits receivable	(16,000)	(20,853)
Accounts payable and accrued expenses	(41,992)	(90,980)
Deposits on franchise and business acquisitions	96,070	(31,500)
Income taxes payable	(1,141)	(1,551)
Security deposits payable	(12,399)	8,854
Escrow receivable	—	200,000

Net cash (used for) operating activities	(17,429)	(4,344)

Investing Activities
Renewal of trademark	—	(1,350)

Net cash (used for) investing activities	—	(1,350)

Net (decrease) in cash	(17,429)	(5,694)
Cash and cash equivalents at beginning of the period	504,259	526,293

Cash and cash equivalents at end of the period	$486,830	$520,599

Supplemental Cash Flow Information:
Interest paid	$—	$—

Income taxes paid	$1,141	$1,551

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – Organization and Business Operations

          The Company was incorporated in the state of Delaware in June 1995 and is in the business of selling automotive franchises and administering and supporting full service automotive repair centers under the name “TILDEN FOR BRAKES CAR CARE CENTERS”. The majority of franchises are currently located in New York, Florida and Colorado, with twelve states being represented and expansion plans for several additional states.

NOTE 2 – Interim Financial Statements

          The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

NOTE 3 – Accounts and Notes Receivable

          Accounts and notes receivable consisted of the following:

	September 30, 2009	December 31, 2008

Trade receivables from franchisees	$700,761	$731,527
Installment loans due from January 1, 2010 through November 1, 2011 with stated interest rates between 8% and 10%.	232,777	85,000

	933,538	816,527
Less allowance for doubtful accounts	(403,436)	(450,691)

	530,102	365,836
Less current portion	(463,803)	(300,624)

Non-current accounts and notes receivable	$66,299	$65,212

NOTE 4 – Property and Equipment

          Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Machinery and shop equipment	$5,704	$42,925
Signage	5,623	5,623
Furniture	11,693	11,693

	23,020	60,241
Less accumulated depreciation	(23,020)	(30,555)

Property and equipment, net of accumulated depreciation	$—	$29,686

          Depreciation expense for the nine months ended September 30, 2009 and 2008 was $1,864 and $3,455, respectively. During the quarter ended June 30, 2009 the Company sold shop equipment as part of a sale of a company owned location. The equipment sold had an original cost of $37,221 and accumulated depreciation of $9,399.

NOTE 5 – Intangible Assets

          Intangible assets consisted of the following:

	September 30, 2009	December 31, 2008

Trademarks	$44,099	$44,099
Franchise and market area rights	408,945	408,945

	453,044	453,044
Less accumulated amortization	(131,430)	(130,333)

Intangible Assets, net of accumulated amortization	$321,614	$322,711

          The Company incurred trademark costs of $0 and $1,350 during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the nine months ended September 30, 2009 and the year ended December 31, 2008. The amortization expense was $1,097 and $1,706, respectively.

NOTE 6 – Credit Line

          In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of September 30, 2009, the Company has not utilized any of the available line of credit.

NOTE 7 – Income Taxes

          Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

          A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Nine Months Ended September 30,
	2009	2008

Federal income tax (benefit) at 35% statutory income tax rate	$31,889	$(23,748)

Nondeductible increase non-taxable (decrease) in allowance for doubtful accounts	(16,539)	28,789

Change in valuation allowance	(15,350)	(5,041)

Provision for income taxes	$—	$—

          Net operating loss carryovers at December 31, 2008 were approximately $303,000 and will expire in 2028. The Company does not anticipate fully utilizing these carryovers in 2009.

NOTE 8 – Commitments and Contingencies

Leases

          The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company’s President (See Note 10). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases.

          Future minimum lease payments under these operating leases are as follows:

2009	$151,223
2010	248,381
2011	233,921
2012	200,851
2013 and thereafter	861,046

$1,695,422

          The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the nine months ended September 30, 2009 and 2008 was $16,095 and $12,756, respectively.

          The future minimum annual rental payments are as follows:

2009	$10,762
2010	22,875
2011	23,325
2012	24,675
2013	18,675

$100,312

Employment Agreements

          The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $171,000 during 2009. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2015. Additionally, Mr. Baskind’s agreement provides for other customary provisions.

NOTE 9 – Concentration of Credit Risk

          Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2009 one account exceeded federally insured limits by approximately $115,000 and at December 31, 2008 one account exceeded the federally insured limits by approximately $119,000. Also, at September 30, 2009 and December 31, 2008, the Company had accounts and notes receivable from franchisees of approximately $530,000 and $366,000, respectively, net of an allowance for doubtful accounts of approximately $403,000 and $451,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida, and Colorado.

NOTE 10 – Related Party Transactions

Franchise Facilities

          The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees. For the nine months ended September 30, 2009 and the year ended December 31, 2008, rent paid to the Company’s president and affiliates for real estate sublet was $20,778 and $41,630 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchisees occupying each facility.

NOTE 11 – Stock Options

Tilden Associates, Inc. Stock Option Plans

          From May 1998 to December 2005, the Company adopted several Tilden Associates, Inc. Stock Option Plans (“the Plans”) on an annual basis. The Company may issue incentive options for a term of no greater than ten years and non-incentive stock options for a term of no greater than eleven years. The incentive stock options may be issued with an exercise price of no less than 100% of the fair market value of the stock at the time of the grant. However, in the case of employees holding greater than 10% of the Company’s common stock, the option price shall not be less than 110% of the fair market value of the stock at the time of the grant and the term of the option may not exceed five years. The non-incentive stock options may be issued with an exercise price of no less than 50% of the fair market value of the stock at the time of the grant. Additionally, options may be granted to any eligible person for shares of common stock of any value provided that the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year, shall not exceed $100,000. Additionally, the option price shall be paid in full at the time of exercise in cash or, with the approval of the Board of Directors, in shares of common stock. Further, if prior to the expiration of the option the employee ceases to be employed by the Company, the options granted will terminate 90 days after termination of the employee’s employment with the Company.

          From 1998 to 2005, the Company granted stock options to purchase a total of 7,038,300 shares of the Company’s common stock at exercise prices ranging from $0.01 per share to $3.00 per share. Through December 31, 2005, 32,500 options were exercised, 938,800 options expired or were forfeited, and 6,067,000 options remained outstanding at December 31, 2005.

          On July 18, 2006, a derivative action was filed challenging the issuance of stock options by the Company to members of management and the Board of Directors between 2001 and 2005. In August of 2006, the Company rescinded the stock options issued in the years 2001 to 2005. On September 11, 2006, the action was settled.

          On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 options to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years. The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, is being expensed over the requisite service period of five years beginning January 1, 2009. During the nine months ended September 30, 2009, the Company recorded compensation expense of $1,122 on the options. At September 30, 2009 total unrecognized compensation costs relating to stock options was $6,353.

NOTE12 – Franchises and Market Area Activities

Franchises

          During the nine months ended September 30, 2009 and 2008, the Company sold one and one new franchise, respectively. As of September 30, 2009 and 2008, the Company had 48 and 45 active franchised locations, respectively. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

          During the nine months ended September 30, 2009 and 2008, the Company sold one right in 2009, and no rights in 2008, to develop new market areas resulting in market area sales income of $50,000 and $0 during the respective nine month periods.

NOTE 13 – Retirement Plan

          In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $15,500 in 2008. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the nine months ended September 30, 2009, Company contributions to the plan (which are expensed when incurred) were $0.

NOTE 14 – Sale of Building

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

NOTE 15 – Subsequent Events

          The Company has evaluated subsequent events through the filing date of this form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, competition in the finance industry for franchising companies and retail automobile and truck repair service, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

OVERVIEW

          Tilden Associates, Inc. (the “Company”) is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company’s operations are based at 300 Hempstead Turnpike, West Hempstead, New York, 11552.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 vs Three Months Ended September 30, 2008

          Revenue increased to approximately $353,000 in the third quarter of 2009 from approximately $295,000 in the third quarter of 2008, representing a 20% increase. The increase in overall revenue was primarily attributed to increases in sale of Company location, market area sales and rental income and of approximately $55,000, $50,000, and $28,000 respectively. These increases were partially offset by a decrease in royalty fees of approximately $70,000. The increase in sale of Company locations was attributable to the Company’s sale of a previously repossessed location during the third quarter of 2009. The increase in market area sales was attributable to a sale of rights to develop one market area in the third quarter of 2009 compared to no rights sold in the third quarter of 2008. The increase rental income is attributable to the increase in locations subleased by the Company to franchisees. The decrease in royalty fees recorded during the third quarter of 2009 compared with the third quarter of 2008 was attributable to 1) an decrease in the number of franchisees liable to the Company for royalty fees 2) decreased royalty fees remitted per franchise due to increased sales at several of the Company’s franchised locations and 3) a decrease in royalty fee income attributable to a settlement with a franchisee booked during the third quarter of 2008.

          Cost of revenues increased to approximately $111,000 in the third quarter of 2009 from approximately $110,000 in the third quarter of 2008, representing a 1% increase. As a percentage of revenue, cost of revenues were 31% and 37%, respectively for the periods reported. The overall increase was primarily attributable to increases in the rent paid for real estate sublet of approximately $8,000 partially offset by a decrease in franchise development fees of $7,000. The increase in rent paid for real estate sublet was attributable to rent increases at locations which the Company subleases during the third quarter 2009. The decrease in franchise development fees was related to the third quarter 2009 decrease in royalty fee income as market area developers are paid a percentage of income earned in their respective market areas.

          Selling, general and administrative expenses increased to approximately $181,000 in the third quarter of 2009 from approximately $132,000 in the third quarter of 2008, representing a 37% increase. The increase in changes in selling, general and administrative expenses during the third quarter of 2009 were primarily attributed to increases in bad debt expense, rent, travel and entertainment and professional fees of approximately $41,000, $3,000, $2,000 and $2,000 respectively. The increase in bad debt was attributable to an increase in the number of franchises requiring reserve and write-off during the third quarter of 2009. The increases in rent, travel and entertainment and professional fees in the third quarter 2009 were attributed to normal fluctuations in periodic costs incurred.

Nine Months Ended September 30, 2009 vs Nine Months Ended September 30, 2008

          Revenue increased to approximately $1,067,000 through the third quarter of 2009 from approximately $928,000 through the third quarter of 2008, representing a 15% increase. The increase in overall revenue recorded through the first nine months of 2009 as compared with the first nine months of 2008 was primarily attributed to increases in rental income, sales of Company owned locations, and market area sales of approximately $73,000, $64,000 and $50,000, respectively. These increases were partially offset by a decrease in royalty fees of approximately $48,000 for the third quarter of 2009 in comparison to the third quarter of 2008. The increase in rental income was attributable to an increase in the number of locations subleased to franchisees through the third quarter of 2009. The increase in sales of Company locations is attributable to the Company’s sale of two locations through September 2009 as compared with no sales of Company locations through September 2008. The increase in market area sales was attributable to a sale of rights to develop one market area through the third quarter of 2009 compared to no rights sold through the third quarter of 2008. The decrease in royalty fees recorded during the third quarter of 2009 compared with the third quarter of 2008 was attributable to 1) an decrease in the number of franchisees liable to the Company for royalty fees and 2) a decrease in royalty fee income attributable to a settlement with a franchisee booked during the third quarter of 2008.

          Cost of revenues increased to approximately $450,000 through the third quarter of 2009 from approximately $382,000 through the third quarter of 2008, representing an 18% increase. As a percentage of revenue, cost of revenues were 42% and 41%, respectively for the periods reported. The overall increase was attributable to increases in rent paid for real estate sublet and in the cost of company owned locations sold of approximately $42,000 and $30,000, respectively offset by a decrease in franchise development fees of approximately $5,000. The increase in rent paid for real estate sublease was a result of an increase during the first nine months of 2009, in the number of locations, which the Company sublets to franchisees. The increase in cost of Company locations sold was a result of the cost incurred in the sale of two Company locations during the first nine months of 2009. The Company did not sell a Company location through the third quarter of 2008 and accordingly incurred no cost of Company locations sold during the period. The decrease in franchise development fees was related to the decrease in royalty fee income, through the third quarter of 2009, as market area developers are paid a percentage of income earned in their respective market areas.

          Selling, general and administrative expenses decreased to approximately $535,000 through the third quarter of 2009 from approximately $583,000 through the third quarter of 2008, representing a 8% decrease. The changes in the composition of selling, general and administrative expenses through the third quarter were primarily attributed to decreases in insurance, bad debt expense and professional fees of approximately $18,000, $13,000 and $11,000, respectively. The decrease in insurance through the third quarter of 2009 was primarily attributable to a cancellation of a directors and officers policy during the third quarter of 2008. The decrease in bad debt was attributable to a decrease in the number of franchises requiring reserve and write-off through the third quarter of 2009. The decrease in professional fees was in attributable to a decrease in legal fees incurred through the third quarter of 2009 as compared with the corresponding period 2008.

LIQUIDITY AND CAPITAL RESOURCES

          Working capital at September 30, 2009 was approximately $473,000, compared to working capital of approximately $380,000 at December 31, 2008. The ratio of current assets to current liabilities was 2.0:1 at September 30, 2009 and 1.9:1 at December 31, 2008. Cash flow used for operations through the third quarter of 2009 was approximately $17,000 compared to the cash flow used for operations through the third quarter of 2008 of approximately $4,000.

          Cash and accounts and notes receivable increased to approximately $1,017,000 at September 30, 2009 from approximately $870,000 at December 31, 2008, while accounts payable and accrued expenses decreased to approximately $208,000 at September 30, 2009 from approximately $250,000 at December 31, 2008.

          Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business. The Company’s current business plan and objective is to continue expanding the number of franchises in its system through sales of new franchises, as well as through acquisitions of other franchises similar to the acquisitions they have done in the past.

          The Company has not paid any dividends in the past and does not contemplate paying any in the foreseeable future.

          Some of the Company’s subsidiaries lease properties on which franchisees are located. The franchisees typically pay rent to these subsidiaries and, in some cases, may pay rent directly to the lessor.

          The Company has approximately $473,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

          The Company has secured a $250,000 line of credit. As of September 30, 2009, the Company has not utilized the line.

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

Based on an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, the Chairman, Chief Executive Officer and Chief Financial Officer, who is the same person, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

b) Changes in internal control.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II – OTHER INFORMATION

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

Date: November 18, 2009	TILDEN ASSOCIATES, INC.

By: /s/ ROBERT BASKIND

Robert Baskind
President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President	November 18, 2009
	Robert Baskind	Chief Executive Officer (Principal Executive and Financial Officer)