Form 10-K
period 2009-12-31
TILDEN ASSOCIATES INC
filed 2010-04-15
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

Commission File Number: 0001027484

TILDEN ASSOCIATES, INC.
(Name of small business issuer in Its Charter)

DELAWARE	11-3343019
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 Hempstead Turnpike
West Hempstead, New York 11552
(address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, including area code: (516) 746-7911

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
YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

State issuer’s revenues for its most recent fiscal year was $1,373,918

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $285,000 based upon the $0.025 last bid price of these shares on the Pink Sheets on April 14, 2010.

As of April 14, 2010, there were 11,385,903 outstanding shares of Common Stock, $.0005 par value per share.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

    Tilden Associates, Inc. is a Corporation organized and existing under the laws of the State of Delaware and was incorporated on June 26, 1995. Tilden’s principal place of business is 300 Hempstead Turnpike (Suite 110), West Hempstead, New York 11552. We do not maintain any sales offices at places other than our principal place of business: however, we do retain the services of Market Developers who operate as Franchise Sales Brokers.

We sell Franchises to Franchisees for the operation of retail Automotive Centers known as “Tilden for Brakes Car Care Centers” (“Tilden Centers”).

The Tilden family has long been associated with the automotive repair industry. S.G. Tilden, Incorporated, was founded by the late Sydney G. Tilden in 1923. Prior to 1966 all Tilden brake shops were owned by S.G. Tilden, Incorporated and operated by company employees. In or about 1966, the company owned shops were sold to the then shop managers, who became Franchisees of S.G. Tilden, Incorporated. From 1976 to 1995, S.G. Tilden Management Corp. (“Tilden Management”) was empowered to Franchise the name “Tilden for Brakes Car Care Centers” ©, and the good will and operating expertise developed since 1923. Tilden Management offered franchises of Tilden for Brakes Car Care Centers ©from 1976 to 1995. In July of 1995, Tilden Associates, Inc. secured all of the franchise rights and related trademarks, copyrights, etc. from S.G. Tilden Management Inc. Tilden Associates, Inc. is currently the only entity empowered to Franchise the name “Tilden for Brakes Car Care Centers” ©.

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

In addition to the Company’s primary business, which is selling franchises and collecting royalties there from, the Company also has a wholly owned subsidiary, Tilden Equipment Corp., which sells shop equipment for auto repair shops. To date, Tilden Equipment Corp. sales have been limited to the Company’s franchise locations and Company stores. The Company hopes, in the future, to market the equipment to third parties.

In addition, the Company owns a number of realty corporations, which corporations are obligated on leases for one or more of the Company’s franchise locations.

The Franchise Offered
Tilden Centers are retail automobile service establishments devoted to the service and repair of the complete automobile. Tilden’s business is the franchising, design, development and management supervision of automobile and truck repair and service centers. The franchises to be offered include the right to operate an automobile and truck repair and service center under the name “Tilden for Brakes Car Care Centers” © and to receive instruction and advice from Tilden in the methods of operation the Tilden believes most likely to assure the Franchisee’s success. Neither the Tilden nor any of its Predecessors has offered Franchises for any other line of business.

Tilden, as a result of the expenditure of time, skill, effort and money, has developed a distinctive system for the establishment and operation of Tilden Centers (the “Tilden System”). The distinguishing characteristics of the Tilden System include, without limitation, site selection guidelines; Tilden Center construction and layout; equipment selection; purchasing and inventory control methods; accounting methods; merchandising, advertising, sales, and promotional techniques; product and service guarantees; personnel training; distinctive interior and exterior design, features and furnishings; and other features relating to the operation of Tilden Centers. Tilden Centers are identified by various trademarks, trade names, service marks, logos, emblems, and trade dress consisting of or containing the words “Tilden for Brakes Car Care Centers” ©, “Tilden” ©, and/or related words, letters, and symbols.

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

With over two hundred million cars on the road, the automotive aftermarket-service industry is a multi-billion dollar business. The demand for professional, quality car service of replacement brakes, exhaust systems, shocks, suspension, oil change and other related services is at an all-time high, and specialty shops such as Tilden for Brakes Car Care Centers© are getting an increased share of the business.

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

Competition generally comes from new car dealers and specialty service centers. New car dealers will provide competition for Tilden for Brakes Car Care Centers© because they are the only places left to get general service and computer diagnostics done. However, many new car dealers charge premium rates for their automotive services and consumers often favor privately owned automotive centers where they can have a personal relationship with an operator, pay competitive prices, and receive quality service. Tilden for Brakes Car Care Centers© present an image and reputation which, when coupled with a competent operator, can achieve that competitive edge. The competition also comes from the specialty service centers such as quick-lubes, quick tune-up shops, transmission operations, muffler shops and similar type operations. While their market share is growing now and continues to do so, the Tilden for Brakes Car Care Centers© will go head to head with them, offering competitive prices, the credibility and long time reputation for honesty associated with the Tilden name and, and most importantly, additional services. A quick-lube center that finds a bad fan belt in the course of an oil change can not do anything about it, whereas Tilden’s well trained personnel can.

EMPLOYEES

We currently have 4 full time employees in the corporate office.

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

The Company’s individual franchisees compete with other franchise operators, large company run stores and individual operators, both brake specialists and parties performing general automotive repairs. The Company believes that its franchise operators are able to compete, both financially and in providing service, with its competitors.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2008. The space is approximately 1,600 square feet. The space is sufficient for the Company’s needs for the foreseeable future

In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2009, the Company owned and leased to its franchises a total of eight (8) sites.

ITEM 3. LEGAL PROCEEDINGS

In July 2006, the Company and its directors were named as defendants in a lawsuit instituted in the Chancery Court of the State of Delaware in and for New Castle County. The action alleges that the exercise price of stock options were in violation of the Company’s stock option plan for the years 2001 through 2005, in that the options exercise price on the date of the grant were below the requirements of the plans. The lawsuit was settled during the third quarter 2006 for $20,000. As part of the settlement without conceding the accuracy or correctness of the plaintiffs’ allegations, the Company rescinded the stock options issued for the years 2001 through 2005 without prejudice to its right to issue stock options in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s shareholders voted on two matters during 2009: (1) The shareholders voted on and approved the modification and extension of the President’s employment contract. The contract was due to expire in 2010 and was extended through 2015. (2) The shareholders voted on and approved the granting of options to purchase 1,150,000 shares of common stock at $0.02 per share. The options were issued to the three members of the board of directors and to a consultant to the Company for 2009 services to be performed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the Pink Sheets under the symbol “TLDN”. The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2009 and 2008. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2009	HIGH	LOW

FIRST QUARTER Common Stock	$.02	$.01

SECOND QUARTER Common Stock	$.05	$.02

THIRD QUARTER Common Stock	$.05	$.02

FOURTH QUARTER Common Stock	$.05	$.03

2008	HIGH	LOW

FIRST QUARTER Common Stock	$.08	$.06

SECOND QUARTER Common Stock	$.08	$.03

THIRD QUARTER Common Stock	$.05	$.02

FOURTH QUARTER Common Stock	$.02	$.01

The Company has not declared cash dividends on its Common Stock and does not intend to do so in the foreseeable future. If the Company generates earnings, management’s policy is to retain such earnings for further business development. It plans to maintain this policy as long as necessary to provide funds for the Company’s operations. Any future dividend payments will depend upon the Company’s earnings, financial requirements and other relevant factors, including approval of such dividends by the Board of Directors.

As of April 14, 2010, there were approximately 70 shareholders of record of the Company’s common stock, excluding shares held in street name.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to, the Company’s need for additional financing, competition in the franchise industry for retail automobile and truck repair service, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
------------------------------------

Fiscal 2009 Compared to Fiscal 2008

 ---------------------------------------------------------------------------------------------------------------------------------------------------

Revenue increased to approximately $1,374,000 in the year 2009 from approximately $1,283,000 in the year 2008, representing a 7% increase. The increase in overall revenue recorded during the year as compared to the prior year was primarily attributed to an increase in rental income, sales of Company owned locations and market area sales of approximately $98,000, $66,000 and $50,000, respectively. These increases were partially offset by decreases of royalty fees of $96,000 for the year of 2009 as compared to the prior year of 2008. The increase in rental income was attributable to an increase in the number of locations subleased to franchisees during the year of 2009. The increase in sales of Company owned locations is attributable to the Company’s sale of two locations during the year of 2009 as compared to no sales during the year of 2008. The increase in market area sales was attributable to a sale of rights to develop one market area during the year of 2009 as compared to the no rights sold during the year of 2008. The decrease in royalty fees recorded during the year of 2009 as compared to the year of 2008 was attributable to 1) a decrease in the number of franchisees liable to the Company for royalty fees and 2) a decrease in royalty fee income attributable to a settlement with a franchisee booked during the third quarter of 2008.

Costs of revenues increased to approximately $617,000 in 2009 from approximately $467,000 in 2008, a 32% increase. As a percentage of revenues, cost of revenues were 45% and 36%, respectively for the years reported. The overall increase was attributable to increases in rent paid for real estate sublet, costs of company owned locations and broker fees of approximately $103,000, $31,000 and $14,000, respectively. The increase in rent paid of real estate sublet was a result of an increase in the number of locations in which the Company subleases to franchisees during the year of 2009 as compared to the prior year of 2008. The increase in the cost of Company locations sold was a result of the cost incurred in the sale of two Company locations during the year of 2009. The Company did not sell a Company location during the year of 2008 and accordingly incurred no costs. The increase in broker fees was due to the Company incurring a fee in connection to a market area sale in 2009 as compared with no broker fees incurred in 2008.

Selling, general and administrative expenses decreased to approximately $835,000 in the year 2009 from approximately $894,000 in the year 2008, representing a 7% decrease. The changes in the composition of selling, general and administrative expenses during the year of 2009 were primarily attributable to decreases in bad debt expense, professional fees and insurance of approximately $23,000, $20,000 and $16,000, respectively. The decrease in bad debt expense was attributable to a decrease in the number of franchisees requiring reserve and write-offs during the year of 2009 as compared to the prior year of 2008. The decrease in professional fees was attributable to a decrease in legal fees incurred during the year of 2009 as compared to the prior year of 2008. The decrease in insurance during the year of 2009 was primarily attributable to a cancellation of a directors and officers policy. These decreases were primarily offset by an increase in officer’s salaries of approximately $21,000 which the Company is obligated to pay in accordance with the officer’s employment agreement.

LIQUIDITY AND CAPITAL RESOURCES
------------------------------------------------------

Working capital at December 31, 2009 was approximately $371,000, compared to working capital of approximately $380,000 at December 31, 2008. The ratio of current assets to current liabilities was 1.78:1 at December 31, 2009 and 1.88:1 at December 31, 2008. Cash flows used for operations for the year 2009 was approximately $15,000, compared to cash flows used by operations for the year 2008 of approximately $24,000.

Cash and accounts and notes receivable decreased to approximately $863,000 at December 31, 2009 from approximately $870,000 at December 31, 2008, while accounts payable and accrued expenses decreased to approximately $239,000 at December 31, 2009 from approximately $250,000 at December 31, 2008.

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

The Company has approximately $371,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit. As of December 31, 2009, the Company has not utilized the line.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

Within the ninety-day period preceding the filing of this report, our management and Audit Committee evaluated the effectiveness of the design and operation of its disclosure controls and procedures (the “Disclosure Controls”) as of the end of the period covered by this Form 10-K and (ii) any changes in internal controls over financial reporting that occurred during the last quarter of our fiscal year. This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as well as the Audit Committee and out Independent Accountants.

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

Conclusions

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accord with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) to determine whether there have been any changes in Internal Controls that occurred during the quarter which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the last quarter of the period covered by this report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company’s Certificate of Incorporation provides for no less than three (3) Directors. Each Director shall hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. At the present time there are a total of three (3) Directors. The Board of Directors is empowered to fill vacancies on the Board. The Company’s Directors and Executive

Officers are listed below:

NAME	AGE	POSITIONS W/ COMPANY	DIRECTOR SINCE

Robert Baskind	68	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	1996

Arthur Singer	42	Director	1996

Jason Baskind	38	Director of Franchise Development	2003

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

Arthur Singer is a graduate of the State University at Albany. He has devoted his entire career to Sales and Marketing. From 1990, Mr. Singer has worked for Carrington Laboratories, Inc. He has a documented track record of success in field sales and sales management. As Regional Sales Manager of this publicly held bio-pharmaceutical company, his duties included training and development of new sales representatives for the launching of new products, in the development of educational programs and in the development of goals, strategies and budgets for that company’s sales force. Mr. Singer’s experience included working on the distribution of products and working with buying groups. During his employment with Carrington, Mr. Singer had, on more than one occasion, been selected “Sales Person of the Year”, and on one occasion was selected as “Regional Manager of the Year” for the entire United States.

Jason Baskind joined the Company as Director of Franchise Development. Prior to joining the Company, he was working as an equities trader at On-Site Trading, Inc. He graduated from the University of Miami with a B.A. in Management. His previous experience includes working for Breslin Realty, which is a large real estate developer on Long Island in New York, as a site selector.

Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B promogulated under the Securities Act. Our management and our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules andregulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5’s were required and filed for those persons, the Company believes that, during the period from January 1, 2009 through December 31, 2009, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2009, 2008, 2007 and 2006. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table

	YEAR	COMPENSATION	OPTIONS GRANTED

Robert Baskind	2009	$171,000	600,000
	2008	$150,000	600,000
	2007	$144,000	—
	2006	$147,000	—

Employment Agreements:

An employment agreement for the year 2009 existed for the following officer and key employee:

Robert Baskind: He is entitled to five percent increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, expires in 2015.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of December 31, 2009: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company’s outstanding common stock, (ii) each of the Company’s Directors, and (iii) all of the Company’s Executive Officers and Directors as a group.

NAME AND ADDRESS	BENEFICIAL OWNERSHIP		PERCENT OF COMMON STOCK OUTSTANDING

Robert Baskind 300 Hempstead Turnpike West Hempstead, NY 11552	2,707,000	(1)	23.8%

Arthur Singer 300 Hempstead Turnpike West Hempstead, NY 11552	451,100	(2)	4.0%

Jason Baskind 300 Hempstead Turnpike West Hempstead, NY 11552	2,707,000	(3)	23.8%

Officers and Directors as a group (3 Persons)	3,158,100		27.7%

(1) Ownership includes 2,331,500 shares of the Company’s common stock and 375,000 shares of the Company’s common stock imputed to him from his son Jason Baskind.

(2) Ownership includes 451,100 shares of the Company’s common stock.

(3) Ownership includes 375,000 shares of the Company’s common stock and 2,331,500 shares of the Company’s common stock imputed to him from his father Robert Baskind.

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

(1) Incorporated by reference to the Company’s annual report on Form 10KSB for the fiscal year ended December 31, 2000.

(2) Incorporated by reference to the Company’s annual report on Form 10KSB for the fiscal year ended December 31, 2001.

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

DECEMBER 31, 2009 AND 2008

MICHAEL T. STUDER CPA P.C.
 18 East Sunrise Highway, Suite 311
Freeport, N.Y. 11520
Phone: (516) 378-1000
Fax: (516) 546-6220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tilden Associates, Inc.

I have audited the accompanying consolidated balance sheet of Tilden Associates, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2010

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$488,909	$504,259
Accounts and notes receivable - net of allowance for doubtful accounts of $290,066 and $450,691 at December 31, 2009 and 2008,respectively	349,916	300,624
Inventory	4,300	4,300
Prepaid expenses and other current assets	4,164	4,164
Total current assets	847,289	813,347

Property and equipment, net of accumulated depreciation of $23,020 and $30,555, respectively	—	29,686

Intangible assets, net of accumulated amortization of $122,758 and $130,333, respectively	281,038	322,711
Security deposits	72,484	80,538
Accounts and notes receivable, net of current portion	25,000	65,212
Total other assets	378,522	468,461
Total assets	$1,225,811	$1,311,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$238,577	$249,704
Deposits on franchise and business acquisitions	198,000	148,000
Income taxes payable	39,271	35,932
Total current liabilities	475,848	433,636

Security deposits	126,799	140,211
Total liabilities	602,647	573,847

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at December 31, 2009 and 2008, respectively	5,713	5,713
Additional paid-in capital	1,641,088	1,639,966
Retained earnings (accumulated deficit)	(1,003,637)	(888,032)
	643,164	757,647
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	623,164	737,647

Total liabilities and stockholders’ equity	$1,225,811	$1,311,494

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
REVENUES
Initial franchise acquisition fees	$60,000	$62,500
Royalty fees	521,873	617,595
Market area sales	50,000	—
Sales of Company owned locations	130,645	65,000
Rental income	577,821	479,601
Miscellaneous income	33,579	58,236
Total revenues	1,373,918	1,282,932

COST OF REVENUES
Brokers Fees	14,250	—
Costs of Company owned locations sold	45,301	14,725
Franchise development fees	34,546	31,870
Rent paid for real estate sublet	522,652	419,926
Total cost of revenues	616,749	466,521

Gross profit	757,169	816,411
Selling, general and administrative expenses	835,778	894,798

Income (loss) from operations before other income and expenses and provision for income taxes	(78,609)	(78,387)

OTHER INCOME (EXPENSES)
Interest income	7,760	33,571
Loss on impairment of franchise and market area rights	(40,276)
Total other income (expenses)	(32,516)	33,571

Income (loss) before provision for income taxes	(111,125)	(44,816)
Provision for income taxes	4,480	2,500
Net income (loss)	$(115,605)	$(47,316)

Per Share Data
Basic earnings per share	$(0.01)	$(0.00)
Diluted earnings per share	$(0.01)	$(0.00)

Weighted average shares outstanding	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(115,605)	$(47,316)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Loss on impairment of franchise market area rights	40,276	—
Depreciation and amortization	3,261	5,636
Provision for doubtful accounts	269,345	292,307
Sale of equipment financed by note receivable	27,822	14,725
Income recognized from the write-down of note payable	—	(18,700)
Stock option expense	1,122	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(278,425)	(301,894)
Other receivable	—	7,222
Prepaid expenses and other current assets	—	2,515
Security deposit receivable	8,054	(20,853)
Accounts payable and accrued expenses	(11,127)	(88,411)
Deposits on franchise acquisitions	50,000	(83,717)
Income taxes payable	3,339	949
Escrow receivable	—	200,000
Security deposits payable	(13,412)	13,853
Net cash (used for) operating activities	(15,350)	(23,684)

CASH FLOWS FROM INVESTING ACTIVITIES
Trademark costs	—	(1,350)
Deposit on building sold	—	3,000
Net cash provided by investing activities	—	1,650

Net (decrease) in cash	(15,350)	(22,034)
Cash and cash equivalents at beginning of period	504,259	526,293
Cash and cash equivalents at end of period	$488,909	$504,259

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$1,141	$1,551

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock		Additional Paid In	Accumulated	Treasury stock		Stockholders’

	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, December 31, 2007	11,425,903	$5,713	$1,639,966	$(840,716)	(40,000)	$(20,000)	$784,963

Net loss for the year ended Decemeber 31, 2008				(47,316)			(47,316)

Balance, December 31, 2008	11,425,903	5,713	1,639,966	(888,032)	(40,000)	(20,000)	737,647

Stock option expense			1,122				1,122

Net loss for the year ended Decemeber 31, 2009				(115,605)			(115,605)

Balance, December 31, 2009	11,425,903	$5,713	$1,641,088	$(1,003,637)	(40,000)	$(20,000)	$623,164

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

Advertising Costs

The Company’s franchise agreement requires that franchisees remit advertising fees to a cooperative advertising fund managed by the Company. Corporate advertising is expensed as incurred.

Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that an asset and liability based approach be used in accounting for income taxes.

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

Presently, the Company owns the trademarks “Tilden for Brakes Car Care Centers”, “Brakeworld”, The Brake Shop” and “American Brake Service”.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R) for stock-based compensation. SFAS No. 123(R) requires that the fair value of equity instruments (such as stock options) exchanged for services be recognized as an expense in the financial statements as the related services are performed. Prior to 2006, the Company followed APB Opinion No. 25 in accounting for stock-based compensation. APB Opinion No. 25 only required the recognition of compensation costs for stock options when the market price of the Company’s common stock at the date of grant exceeded the exercise price of the option.

Earnings Per Share

Earnings per share (“EPS”) has been calculated in accordance with SFAS No. 128, which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. SFAS No. 128 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when such inclusion is antidilutive.

Reclassifications

Certain amounts in the 2008 financial statements were reclassified to conform to the 2009 presentation.

Business Segment Information

The Company operates in a single business segment: selling automotive franchises and administering and supporting full service automotive repair centers primarily under the name “TILDEN FOR BRAKES CAR CARE CENTERS”, principally through franchised and company-operated shops located in North America. Sales to any single customer were less than five percent of total revenues in each of the periods presented.

New accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	December 31, 2009	December 31, 2008

Trade receivables from franchisees	$639,982	$731,527
Installment loans due from January 1, 2010 through November 1, 2011 with stated interest rates between 8% and 10%	25,000	85,000
	664,982	816,527
Less allowance for doubtful accounts	(290,066)	(450,691)
	374,916	365,836
Less current portion	(349,916)	(300,624)

Non-current accounts and notes receivable	$25,000	$65,212

NOTE 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Machinery and shop equipment	$5,704	$42,925
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	60,241
Less accumulated depreciation	(23,020)	(30,555)

Property and equipment, net of accumulated depreciation	$—	$29,686

Depreciation expense for the years ended December 31, 2009 and 2008 was $1,799 and $3,930, respectively. During the quarter ended June 30, 2009 the Company sold shop equipment as part of a sale of a company owned location. The equipment sold had an original cost of $37,221 and accumulated depreciation of $9,399.

NOTE 4 - Intangible Assets

Intangible assets consisted of the following:

	December 31, 2009	December 31, 2008

Trademarks	$45,196	$44,099
Franchise and market area rights	358,600	408,945
	403,796	453,044
Less accumulated amortization	(122,758)	(130,333)

Intangible assets, net of accumulated amortization	$281,038	$322,711

The Company incurred trademark costs of $1,097 and $1,350 in 2009 and 2008, respectively. During the year ended December 31, 2009, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $40,276. The impaired rights had an original cost of $50,345 and accumulated amortization of $10,069. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the years ended December 31, 2009 and December 31, 2008. The amortization expense was $1,462 and $1,706, respectively.

NOTE 5 – Credit Line

In August 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of December 31, 2009, the Company has not utilized any of the available line of credit.

NOTE 6 – Income Taxes

Tilden Associates Inc. and subsidiaries have elected to file consolidated income tax returns for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Years Ended December 31,
	2009	2008

Federal income tax (benefit) at 35% statutory income tax rate	$(38,894)	$(15,686)

Nondeductible increase non-taxable (decrease) in Allowance for doubtful accounts	(56,219)	28,973

Change in valuation allowance	99,593	(13,287)

Provision for income taxes	$4,480	$2,500

Net operating loss carryovers at December 31, 2009 were approximately $575,000 and will expire in years from 2010 to 2029. The Company does not anticipate fully utilizing these carryovers in 2010.

NOTE 7 – Commitments and Contingencies

Leases

The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company’s President (See Note 9). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases.

Future minimum lease payments under these operating leases are as follows:

2010	$248,381
2011	233,921
2012	200,851
2013 and thereafter	861,046

$1,544,199

The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the years ended December 31 2009 and 2008 was $18,134 and $19,834, respectively.

The future minimum annual rental payments are as follows:

2010	$22,875
2011	23,325
2012	24,675
2013	18,675

$89,550

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

NOTE 8 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2009 one account exceeded federally insured limits by approximately $211,025 and at December 31, 2008 one account exceeded the federally insured limits by approximately $119,000. Also, at December 31, 2009 and December 31, 2008, the Company had accounts and notes receivable from franchisees of approximately $375,000 and $366,000, respectively, net of an allowance for doubtful accounts of approximately $290,000 and $451,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 9 - Related Party Transactions

Franchise Facilities

The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees. For the years ended December 31, 2009 and 2008, rent paid to the Company’s president and affiliates for real estate sublet was $23,444 and $41,630, respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years. The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, is being expensed over the requisite service period of five years beginning January 1, 2009. During the year ended December 31, 2009, the Company recorded compensation expense of $1,122 on the options.

On December 17, 2009, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years. The $27,485 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.03 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, is being expensed over the requisite service period of five years beginning January 1, 2010. At December 31, 2009 total unrecognized compensation costs relating to stock options was $33,838.

NOTE 11 – Franchises and Market Area Activities

Franchises

During the years ended December 31, 2009 and 2008, the Company sold three and two new franchises, respectively. As of December 31, 2009 and 2008, the Company had 43 and 46 active franchised locations. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

During the years ended December 31, 2009 and 2008, the Company sold one right in 2009 and no rights in 2008 to develop new market areas resulting in market area sales income of $50,000 and $0 during the respective years.

NOTE 13 – Retirement Plan

In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2009. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the years ended December 31, 2009 and 2008 Company contributions to the plan (which are expensed when incurred) were $0 and $9,001, respectively.

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

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

MICHAEL T. STUDER CPA P.C.

18 East Sunrise Highway, Suite 311
Freeport, N.Y. 11520
Phone: (516) 378-1000
Fax: (516) 546-6220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and Stockholders of
Tilden Associates, Inc.

My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2009 and 2008 appears on page F-2. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-15, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for the years 2009 and 2008 and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2010

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SELLING,
GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2009	2008

Salaries and wages	$169,684	$162,683
Officer’s salary	171,000	150,012
Payroll and other taxes	18,142	24,236

Bad debt expense	269,345	292,307
Professional fees	79,091	99,257
Consulting	13,211	22,133

Rent	18,134	19,834
Office expense	14,095	17,682
Telephone expense	6,585	6,264

Fees and licenses	12,156	12,814
Amortization expense	1,462	1,705
Depreciation expense	1,799	3,932

Travel and entertainment	22,484	19,387
Trade shows	3,000	—
Training	2,500	1,500
Automobile expense	18,609	12,208

Repairs and maintenance	132	3,800
Advertising	4,542	704
Insurance	6,968	22,978
Miscellaneous expense	2,839	21,362

	$835,778	$894,798

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

SIGNATURES

 In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: April 14, 2010	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board,	April 14, 2010
	Robert Baskind	President Chief Executive Officer
(Principal Executive and Financial Officer)