Form 10-Q
period 2010-03-31
TILDEN ASSOCIATES INC
filed 2010-05-21
CIK 1027484

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 16, 2010 was 11,385,903 shares of Common Stock - $.0005 par value.

Transitional Small Business Disclosure Format:
Yes ☐  No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act)
Yes ☐  No ☒

Table of Contents for Form 10-Q

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$411,071	$488,909
Accounts and notes receivable - net of allowance for doubtful accounts of $317,737 and $290,066 at March 31, 2010 and December 31, 2009, respectively	387,805	349,916
Inventory	4,300	4,300
Prepaid expenses and other current assets	4,164	4,164
Total current assets	807,340	847,289

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $123,124 and $122,758, respectively	280,672	281,038
Security deposits	68,485	72,484
Accounts and notes receivable, net of current portion	22,784	25,000
Total other assets	371,941	378,522
Total assets	$1,179,281	$1,225,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$161,117	$204,307
Deposits on franchise and business acquisitions	183,000	198,000
Income taxes payable	36,592	39,271
Deferred Income	34,270	34,270
Total current liabilities	414,979	475,848

Security deposits	122,799	126,799
Total liabilities	537,778	602,647

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	5,713	5,713
Additional paid-in capital	1,642,836	1,641,088
Retained earnings (accumulated deficit)	(987,046)	(1,003,637)
	661,503	643,164
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	641,503	623,164
Total liabilities and stockholders’ equity	$1,179,281	$1,225,811

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues
Initial franchise acquisition fees	$5,000	$—
Royalty fees	124,033	149,668
Sale of Company owned location	93,000	—
Rental income from realty rental	108,470	132,423
Miscellaneous income	3,813	13,539
Total Revenue	334,316	295,630
Cost of Operations
Broker Fees	12,000
Costs of Company owned location sold	20,000	—
Franchise development fees	5,691	7,186
Rent paid for real estate sublet	102,554	112,119
Total Operating Costs	140,245	119,305
Gross Profit	194,071	176,325
Selling, general and administrative expenses	180,933	184,152
(Loss) from operations before other income and expenses and provision for income taxes	13,138	(7,827)
Other Income
Interest income	3,453	4,982
Total other income	3,453	4,982
Income (loss) before provision for income taxes	16,591	(2,845)
Provision for income taxes
Current	—	—
Deferred	—	—
Net Income (loss)	$16,591	$(2,845)
Per Share Data
Basic earnings per share	$—	$—
Diluted earnings per share	$—	$—

Weighted Average Shares Outstanding:
Basic	11,385,903	11,385,903
Diluted (including dilutive stock options outstanding)	12,256,777	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net Income (loss)	$16,591	$(2,845)
Adjustmens to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	366	2,230
Provision for bad debt	27,671	35,586
Stock options expense	1,748	374
Changes in operating assets and liabilities
Accounts and notes receivable	(63,344)	(24,009)
Security deposits receivable	3,999	(12,000)
Accounts payable and accrued expenses	(43,190)	(47,184)
Deposits on franchise and business acquisitions	(15,000)	27,217
Income taxes payable	(2,679)	(1,141)
Security deposits payable	(4,000)	(13,600)
Net cash provided by (used for) operating activities	(77,838)	(35,372)

Investing Activities	—	—

Financing Activities	—	—

Net increase (decrease) in cash	(77,838)	(35,372)
Cash and cash equivalents at beginning of the period	488,909	504,259

Cash and cash equivalents at end of the period	$411,071	$468,887

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income Taxes Paid	$2,679	$1,141

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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

NOTE 3 - Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	March 31, 2010	December 31 2009
Trade receivables from franchisees	$705,542	$639,982
Installment loan due January 1, 2011 with an interest rate of 6%	22,784	25,000
	728,326	664,982
Less allowance for doubtful accounts	(317,737)	(290,066)
	410,589	374,916
Less current portion	(387,805)	(349,916)
Non-current accounts and notes receivable	$22,784	$25,000

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)
Property and equipment, net of accumulated depreciation	$—	$—

Depreciation expense for the three months ended March 31, 2010 and the year ended December 31, 2009 was $0 and $1,799, respectively.

NOTE 5 - Intangible Assets

Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
Trademarks	$45,196	$45,196
Franchise and market area rights	358,600	358,600
	403,796	403,796
Less accumulated amortization	(123,124)	(122,758)
Intangible Assets, net of accumulated amortization	$280,672	$281,038

The Company incurred trademark costs of $0 and $1,097 during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. During the year ended December 31, 2009, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $40,276. The impaired rights had an original cost of $50,345 and accumulated amortization of $10,069. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the three months ended March 31, 2010 and the year ended December 31, 2009. The amortization expense was $366 and $1,706, respectively.

NOTE 6 – Credit Line

In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of March 31, 2010, the Company has not utilized any of the available line of credit.

NOTE 7 – Income Taxes

Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	March 31,
	2010	2009
Federal income tax (benefit) at 35% statutory income tax rate	$5,807	$(996)
Nondeductible increase (nontaxable decrease) in allowance for doubtful accounts	9,685	(5,850)
Change in valuation allowance	(15,492)	6,846
Provision for income taxes	$—	$—

Net operating loss carryovers at December 31, 2009 were approximately $575,000 and will expire in years from 2010 to 2029. The Company does not anticipate fully utilizing these carryovers in 2010.

NOTE 8 – Commitments and Contingencies

Leases

The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company’s President (See Note 10). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases at December 31, 2009 are as follows:

2010	248,381
2011	233,921
2012	200,851
2013 and thereafter	861,046
$1,544,199

The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the three months ended March 31, 2010 and 2009 was $5,994 and $4,708, respectively.

The future minimum annual rental payments at December 31, 2009 are as follows:

2010	22,875
2011	23,325
2012	24,675
2013	18,675
$87,550

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

NOTE 9 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2010, one account exceeded federally insured limits by approximately $11,000 and at December 31, 2009, one account exceeded the federally insured limits by approximately $11,000. Also, at March 31, 2010 and December 31, 2009, the Company had accounts and notes receivable from franchisees of approximately $411,000 and $375,000, respectively, net of an allowance for doubtful accounts of approximately $318,000 and $290,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees. For the three months ended March 31, 2010 and the year ended December 31, 2009, rent paid to the Company’s president and affiliates for real estate sublet was $7,666 and $23,444 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

At December 31, 2009, total unrecognized compensation costs relating to stock options was $33,838. During the three months ended March 31, 2010, the Company recorded compensation expense of $1,748 on the options. At March 31, 2010 total unrecognized compensation costs relating to stock options was $32,090.

NOTE 12 – Franchises and Market Area Activities

Franchises

During the three months ended March 31, 2010 and 2009, the Company sold 0 and 0 new franchises, respectively. As of March 31, 2010 and 2009, the Company had 43 and 46 active franchised locations, respectively. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

During the three months ended March 31, 2010 and 2009, the Company sold no rights to develop new market areas.

NOTE 13 – Retirement Plan

 In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2009. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the three months ended March 31, 2010 and 2009, Company contributions to the plan (which are expensed when incurred) were $0.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere herein. The statements disclosed herein include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of certain risks and uncertainties, including, but not limited to , competition in the finance industry for franchising companies and retail automobile and truck repair service, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

OVERVIEW

        Tilden Associates, Inc. (the “Company”) is a Delaware Corporation. Its principal business is to sell automotive franchises and to administer and support full service automotive repair centers carrying its trademarks. The Company’s operations are based at 300 Hempstead Turnpike, West Hempstead, New York, 11552.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 vs Three Months Ended March 31, 2009

Revenue increased to approximately $334,000 in the first quarter of 2010 from approximately $296,000 in the first quarter of 2009, representing a 13% increase. The increase in overall revenue was primarily attributed to increases in sales of company owned locations and initial franchise acquisition fees of $93,000 and $5,000, respectively. This increase was partially offset by decreases in royalty fees, rental income and miscellaneous income of approximately $26,000, $24,000 and $11,000, respectively. The increase in sales of company owned locations was attributable to the sale of one company owned location during the first quarter of 2010 as compared to none in the first quarter of 2009. The increase in initial franchise acquisition fees is attributable to the recording of a franchise transfer fee in connection with the sale of the company owned location in the first quarter 2010 compared to no initial franchise acquisition fees earned in the first quarter of 2009. The decrease in royalty fees recorded during the first quarter of 2010 compared with the first quarter of 2009 was attributable to 1) a decrease in the number of franchisees liable to the Company for royalty fees and 2) decreased royalty fees remitted per franchise due to decreased sales at several of the Company’s franchised locations during the first quarter of 2010. The decrease in rental income is attributable to the decrease in locations subleased by the Company to franchisees.

        Cost of Operations increased to approximately $140,000 in the first quarter of 2010 from approximately $119,000 in the first quarter of 2009, representing an 18% increase. As a percentage of revenue, operating costs were 42% and 40%, respectively for the periods reported. The overall increase was primarily attributable to increases in costs of locations purchased for resale and brokers fees of $20,000 and $12,000. This was offset by a decrease in rent paid for real estate sublet of approximately $10,000. The increase in the cost of location purchased for resale and brokers fees relates to the costs incurred in the repossession and sale of one location sold during the first quarter of 2010 as compared to none during the first quarter of 2009. The decrease in rent paid for real estate sublet is a result of the Company’s obligation to pay rent on fewer locations during the first quarter of 2010 as a result of a store closing in 2009 which left the Company with a decreased obligation for rent on its subleased locations.

        Selling, general and administrative expenses decreased to approximately $181,000 in the first quarter of 2010 from approximately $184,000 in the first quarter of 2009, representing a 2% decrease. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to a decrease in bad debt expense and consulting and of approximately $8,000 and $5,000, respectively. These decreases were partially offset by an increase in salaries and wages and settlement cost of approximately $6,000 and $5,000, respectively. The decrease in bad debt expense during the first quarter of 2010 was attributable to a decrease in the number of franchises requiring reserve and write-off during the period. The decrease in consulting was attributable to a reduction in fees incurred during the first quarter of 2010 as compared with the first quarter of 2009. The increase in salaries was primarily the result of the hiring of an additional employee to work on franchise operations and sales during the first quarter of 2010. The increase in settlement cost during the first quarter of 2010 was attributable to the settlement of a legal matter relating to a merger and reorganization contemplated by the Company in 2008.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at March 31, 2010 was approximately $392,000, compared to working capital of approximately $371,000 at December 31, 2009. The ratio of current assets to current liabilities was 1.9:1 at March 31, 2010 and 1.8:1 at December 31, 2009. Cash used for operating activities in the first quarter of 2010 was approximately $75,000 compared to cash provided by operating activities in the first quarter of 2009 of approximately $35,000.

        Cash and accounts and notes receivable decreased to approximately $822,000 at March 31, 2010 from approximately $864,000 at December 31, 2009, while accounts payable and accrued expenses decreased to approximately $161,000 at March 31, 2010 from approximately $204,000 at December 31, 2009.

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

The Company has approximately $392,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit. As of March 31, 2010, the Company has not utilized the line.

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
31.1 and 32.1 - Certification of the Chief Executive officer and Acting Chief Financial Officer pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

SIGNATURES

        In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 16, 2010	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature		Title	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President	May 16, 2010
	Robert Baskind	Chief Executive Officer (Principal Executive and Financial Officer)