Form 10-Q
period 2010-06-30
TILDEN ASSOCIATES INC
filed 2010-08-20
CIK 1027484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission file number:   0001027484

TILDEN ASSOCIATES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	11-3343019
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Hempstead Turnpike, West Hempstead, NY 11552
(Address of principal executive offices)

(516) 746-7911
(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 18,  2010 was 11,385,903 shares of Common Stock -  $.0005 par value.

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

Table of Contents for Form 10-Q

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$391,960	$488,909
Accounts and notes receivable - net of allowance for doubtful accounts of $376,099 and $290,066 at June 30, 2010 and December 31, 2009, respectively	384,290	349,916
Inventory	4,300	4,300
Prepaid expenses and other current assets	4,164	4,164
Total current assets	784,714	847,289

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $123,489 and $122,758, respectively	280,307	281,038
Security deposits	72,485	72,484
Accounts and notes receivable, net of current portion	—	25,000
Total other assets	352,792	378,522
Total assets	$1,137,506	$1,225,811

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$168,042	$204,307
Deposits on franchise and business acquisitions	183,000	198,000
Income taxes payable	36,312	39,271
Deferred Income	34,270	34,270
Total current liabilities	421,624	475,848

Security deposits	133,799	126,799
Total liabilities	555,423	602,647

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	5,713	5,713
Additional paid-in capital	1,674,926	1,641,088
Retained earnings (accumulated deficit)	(1,078,556)	(1,003,637)
	602,083	643,164
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders' equity	582,083	623,164
Total liabilities and stockholders' equity	$1,137,506	$1,225,811

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Initial franchise acquisition fees	$5,000	$25,000	$10,000	$25,000
Royalty fees	137,528	151,197	261,561	300,865
Sale of Company owned location	—	103,831	93,000	103,831
Rental income from realty rental	122,562	161,682	231,032	294,105
Miscellaneous income	2,624	4,709	6,437	18,248
Total Revenue	267,714	446,419	602,030	742,049

Cost of Operations
Broker Fees	3,333	—	15,333	—
Costs of Company owned location sold	—	73,123	20,000	73,123
Franchise development fees	13,359	7,460	19,050	14,646
Rent paid for real estate sublet	121,712	166,604	224,266	278,723
Total Operating Costs	138,404	247,187	278,649	366,492
Gross Profit	129,310	199,232	323,381	375,557
Selling, general and administrative expenses	221,238	170,613	402,171	354,765

Income (loss) from operations before other income and expenses and provision for income taxes	(91,928)	28,619	(78,790)	20,792
Other Income
Interest income	418	294	3,871	5,276
Total other income	418	294	3,871	5,276
Income (loss) before provision for income taxes	(91,510)	28,913	(74,919)	26,068
Provision for income taxes
Current	—	—	—	—
Deferred	—	—	—	—
Net income (loss)	$(91,510)	$28,913	$(74,919)	$26,068
Per Share Data
Basic earnings per share	$(0.01)	$—	$(0.01)	$—
Diluted earnings per share	$(0.01)	$—	$(0.01)	$—

Weighted Average Shares Outstanding:
Basic	11,385,903	11,385,903	11,385,903	11,385,903
Diluted	11,385,903	11,385,903	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net Income (loss)	$(74,919)	$26,068
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	731	2,595
Provision for doubtful accounts	67,336	66,126
Sale of equipment financed by note receivable	—	27,822
Stock options expense	33,838	748
Changes in operating assets and liabilities
Accounts and notes receivable	(76,710)	(157,579)
Prepaid expenses and other current assets	—	3,000
Security deposits receivable	(1)	(19,000)
Accounts payable and accrued expenses	(36,265)	6,756
Deposits on franchise and business acquisitions	(15,000)	35,000
Income taxes payable	(2,959)	(1,141)
Security deposits payable	7,000	(21,950)
Net cash provided by (used for) operating activities	(96,949)	(31,555)

Investing Activities	—	—

Financing Activities	—	—

Net increase (decrease) in cash	(96,949)	(31,555)
Cash and cash equivalents at beginning of the period	488,909	504,259

Cash and cash equivalents at end of the period	$391,960	$472,704

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income Taxes Paid	$2,679	$1,141

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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of June 30, 2010 and for the six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	June 30,	December 31
	2010	2009
Trade receivables from franchisees	$737,605	$639,982
Installment loan due January 1, 2011 with an interest rate of 6%	22,784	25,000
	760,389	664,982
Less allowance for doubtful accounts	(376,099)	(290,066)
	384,290	374,916
Less current portion	(384,290)	(349,916)
Non-current accounts and notes receivable	$—	$25,000

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2010	2009
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)
Property and equipment, net of accumulated depreciation	$—	$—

Depreciation expense for the six months ended June 30, 2010 and, 2009 was $0 and $1,864, respectively.

NOTE 5 - Intangible Assets

Intangible assets consisted of the following:

	June 30,	December 31,
	2010	2009
Trademarks	$45,196	$45,196
Franchise and market area rights	358,600	358,600
	403,796	403,796
Less accumulated amortization	(123,489)	(122,758)
Intangible Assets, net of accumulated amortization	$280,307	$281,038

The Company incurred trademark costs of $0 and $1,097 during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.  During the year ended December 31, 2009, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $40,276. The impaired rights had an original cost of $50,345 and accumulated amortization of $10,069.  The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the six months ended June 30, 2010 and 2009. The amortization expense was $731 and $731, respectively.

NOTE 6 – Credit Line

In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company.  As of June 30, 2010, the Company has not utilized any of the available line of credit.

NOTE 7 – Income Taxes

Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Six Months Ended June 30,
	2010	2009
Federal income tax (benefit) at 35% statutory income tax rate	$(26,222)	$9,124

Nondeductible increase(nontaxable decrease) in allowance for doubtful accounts	30,112	(8,601)
Change in valuation allowance	(3,890)	(523)
Provision for income taxes	$—	$—

Net operating loss carryovers at December 31, 2009 were approximately $575,000 and will expire in years from 2010 to 2029.  The Company does not anticipate fully utilizing these carryovers in 2010.

NOTE 8 – Commitments and Contingencies

Leases

The Company, through various subsidiaries, sub-lets properties to several franchisees.  Additionally, several franchisees sub-let property from affiliates of the Company’s President (See Note 10).  Franchisees typically pay rent on these properties to the subsidiaries.  In some circumstances, franchisees may pay rent directly to the lessors of the operating leases.  Future minimum lease payments under these operating leases at June 30, 2010 are as follows:

2010	165,587
2011	233,921
2012	200,851
2013 and thereafter	861,046
$1,461,405

The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013.  Total gross rent expense for the six months ended June 30, 2010 and 2009 was $11,189 and $9,417, respectively.

The future minimum annual rental payments are as follows:

2010	15,250
2011	23,325
2012	24,675
2013	18,675
$81,925

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

NOTE 9 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable.  At June 30, 2010 and December 31, 2009, the Company had accounts and notes receivable from franchisees of approximately $384,000 and $375,000, respectively, net of an allowance for doubtful accounts of approximately $376,000 and $290,000, respectively.  Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate.  Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees.  For the six months ended June 30, 2010 and 2009, rent paid to the Company’s president and affiliates for real estate sublet was $15,332 and $16,400 respectively.  Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 options to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years.The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, was being expensed over the requisite service period of five years beginning January 1, 2009. During the year ended December 31, 2009, the Company recorded compensation expense of $1,122 on the options.

On December 17, 2009, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 options to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years.  The $27,485 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.03 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, was being expensed over the requisite service period of five years beginning January 1, 2010.

At December 31, 2009, total unrecognized compensation costs relating to stock options was $33,838.  The Company revised the service period covered by the options from five years to, all currently earned, at June 30, 2010. During the six months ended June 30, 2010, the Company recorded compensation expense of $33,838 on the options.  At June 30, 2010 total unrecognized compensation costs relating to stock options was $0.

NOTE 12 – Franchises and Market Area Activities

Franchises

During the six months ended June 30, 2010 and 2009, the Company sold 0 and 1 new franchise, respectively.  As of June 30, 2010 and 2009, the Company had 43 and 48 active franchised locations, respectively. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

During the six months ended June 30, 2010 and 2009, the Company sold no rights to develop new market areas.

NOTE 13 – Retirement Plan

In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2009. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees.  For the six months ended June 30, 2010 and 2009, Company contributions to the plan (which are expensed when incurred) were $0.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 vs Three Months Ended June 30, 2009

         Revenue decreased to approximately $268,000 in the second quarter of 2010 from approximately $446,000 in the second quarter of 2009, representing a 40% decrease. The decrease in overall revenue was primarily attributed to decreases in sale of Company owned location, rental income, initial franchise acquisition fees and royalty fees of approximately $104,000, $39,000, $20,000 and $14,000, respectively. The decrease in sale of Company owned locations was attributable to the Company’s sale of a previously repossessed location during the second quarter of 2009. The decrease in rental income is attributable to the decrease in locations subleased by the Company to franchisees in the second quarter of 2010 as compared to the second quarter of 2009. The decrease in royalty fees recorded during the second quarter of 2010 compared with the second quarter of 2009 was attributable to 1) an decrease in the number of franchisees liable to the Company for royalty fees and 2) decreased royalty fees remitted per franchise due to decreased sales at several of the Company’s franchised locations during the second quarter of 2010. The decrease in initial franchise fees was attributable to the Company’s sale of no new franchises during the second quarter of 2010 as compared to the sale of one new franchise during the second quarter of 2009. The Company did reflect initial franchise fee revenue of $5,000 during the second quarter of 2010 on the transfer of a location from an existing franchisee to a new franchisee on the sale of the existing franchisee’s location.

         Cost of revenues decreased to approximately $138,000 in the second quarter of 2010 from approximately $247,000 in the second quarter of 2009, representing a 44% decrease. As a percentage of revenue, cost of revenues were 52% and 55%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the cost of Company owned locations sold and rent paid for real estate sublet, of approximately $73,000 and $45,000, respectively. The decrease in cost of Company owned locations sold was a result of the cost incurred in the sale of a Company owned location during the second quarter of 2009 as compared to no sales in the second quarter of 2010. The decrease in rent paid for real estate sublease was a result of a decrease in the number of locations, which the Company sublets to franchisees.

         Selling, general and administrative expenses increased to approximately $221,000 in the second quarter of 2010 from approximately $171,000 in the second quarter of 2009, representing a 30% increase. The increase in selling, general and administrative expenses during the second quarter was predominately attributed to increases in compensation and bad debt expense of approximately $47,000 and $9,000, respectively. The increase in compensation was primarily the result of 1) the hiring of an additional employee to work on franchise operations and sales during the first quarter of 2010 and 2) the Company’s change in the service period covered by stock options granted to employees. The increase in bad debt expense was attributable to an increase in more franchisees requiring reserve and write-off in the second quarter of 2010 as compared to the second quarter of 2009.  The increases were partially offset by a decrease in professional fees of approximately $6,000.  The decrease in professional fees was attributable to the Company’s attempt to curtail overhead costs in the second quarter of 2010 as compared to the second quarter of 2009.

Six Months Ended June 30, 2010 vs Six Months Ended June 30, 2009

        Revenue decreased to approximately $602,000 through the second quarter of 2010 from approximately $742,000 through the second quarter of 2009, representing a 19% decrease. The decrease in overall revenue was primarily attributed to decreases in rental income and royalty fees of approximately $63,000 and $39,000, respectively. The decrease in rental income through the second quarter of 2010 as compared to the same period during 2009 is attributable to the decrease in locations subleased by the Company to franchisees. The decrease in royalty fees recorded through the second quarter of 2010 compared to the same period during 2009 was attributable to 1) an decrease in the number of franchisees liable to the Company for royalty fees and 2) decreased royalty fees remitted per franchise due to decreased sales at several of the Company’s franchised locations during the second quarter of 2010. Through the six months ended June 30, 2010, the Company has been unable to sell a new franchise or market area which it attributes primarily to the continued difficulty for small businesses to obtain credit. Although the Company believes that the auto repair business continues to present opportunities for new locations, it cannot accurately forecast when it will see an increase in sales of new franchises and market areas.

         Cost of revenues decreased to approximately $279,000 through the second quarter of 2010 from approximately $366,000 through the second quarter of 2009, representing a 24% decrease. As a percentage of revenue, cost of revenues were 46% and 49%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the cost of Company owned locations sold and rent paid for real estate sublet, of approximately $53,000 and $54,000, respectively. The decrease in cost of Company owned locations sold was a result of the cost incurred in the sale of a Company owned location through the second quarter of 2009 as compared to no sales during the same comparable period  of 2010. The decrease in rent paid for real estate sublease was a result of a decrease in the number of locations, which the Company sublets to franchisees.

         Selling, general and administrative expenses increased to approximately $402,000 through the second quarter of 2010 from approximately $355,000 through the second quarter of 2009, representing a 13% increase. The increase in selling, general and administrative expenses through the second quarter was predominately attributed to increases in compensation and settlement costs of approximately $57,000 and $5,000, respectively. The increase in compensation was primarily the result of 1) the hiring of an additional employee to work on franchise operations and sales during the first quarter of 2010 and 2) the Company’s change in the service period covered by stock options granted to employees.  With the hiring of the employee the Company increased its number of employees from four to five. The increase in settlement cost which occurred during the first quarter of 2010 was attributable to the settlement of a legal matter relating to a merger and reorganization contemplated by the Company in 2008.  The increases were partially offset by decreases in professional fees and consulting of approximately $7,000 and $7,000, respectively.  The decreases in professional fees and consulting fees were attributable to the Company’s attempt to curtail overhead costs through the second quarter of 2010 as compared to the same period during 2009.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2010 was approximately $363,000, compared to working capital of approximately $371,000 at December 31, 2009.  The ratio of current assets to current liabilities was 1.9:1 at June 30, 2010 and 1.8:1 at December 31, 2009.  Cash used for operating activities through the second quarter of 2010 and 2009 was approximately $97,000 and $32,000, respectively.

Cash and accounts and notes receivable decreased to approximately $776,000 at June 30, 2010 from approximately $864,000 at December 31, 2009, while accounts payable and accrued expenses decreased to approximately $168,000 at June 30, 2010 from approximately $204,000 at December 31, 2009.

Although the Company plans to continue to expand to the extent that resources are available, the Company has no firm commitments for capital expenditures in other areas of its business. The Company’s current business plan and objective is to continue expanding the number of franchises in its system through sales of new franchises, as well as through acquisitions of other franchise systems or chains similar to the acquisitions they have been able to complete in the past.  The Company also remains committed to providing support for its existing franchisees.

The Company has not paid any dividends in the past and does not contemplate paying any in the foreseeable future.

Some of the Company’s subsidiaries lease properties on which franchisees are located. The franchisees typically pay rent to these subsidiaries and, in some cases, may pay rent directly to the lessor.

The Company has approximately $363,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan.

The Company has secured a $250,000 line of credit.  As of June 30, 2010, the Company has not utilized the line.

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

Date: August 19, 2010

TILDEN ASSOCIATES, INC.

By:	/s/ ROBERT BASKIND
Robert Baskind
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President	Augst 19, 2010
	Robert Baskind	Chief Executive Officer (Principal
Executive and Financial Officer)