Form 10-Q
period 2010-09-30
TILDEN ASSOCIATES INC
filed 2010-11-22
CIK 1027484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: November 15, 2010 was 11,385,903 shares of Common Stock - $.0005 par value.

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

Table of Contents for Form 10-Q

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$381,836	$488,909
Accounts and notes receivable - net of allowance for doubtful accounts of $333,012 and $290,066 at September 30, 2010 and December 31, 2009, respectively	401,046	349,916
Inventory	4,300	4,300
Prepaid expenses and other current assets	19,425	4,164
Total current assets	806,607	847,289

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $124,586 and $122,758, respectively	279,210	281,038
Security deposits	72,485	72,484
Accounts and notes receivable, net of current portion	—	25,000
Total other assets	351,695	378,522
Total assets	$1,158,302	$1,225,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$204,025	$204,307
Deposits on franchises	183,000	198,000
Income taxes payable	36,312	39,271
Deferred Income	34,270	34,270
Total current liabilities	457,607	475,848

Security deposits	133,799	126,799
Total liabilities	591,406	602,647

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	5,713	5,713
Additional paid-in capital	1,674,926	1,641,088
Retained earnings (accumulated deficit)	(1,093,743)	(1,003,637)
	586,896	643,164
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	566,896	623,164

Total liabilities and stockholders’ equity	$1,158,302	$1,225,811

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Initial franchise acquisition fees	$—	$—	$10,000	$25,000
Royalty fees	139,483	99,363	401,044	400,228
Market Area Sales	—	50,000	—	50,000
Sale of Company owned location	—	54,636	93,000	130,645
Rental income from realty rental	115,705	145,383	346,737	439,488
Miscellaneous income	9,123	3,890	15,560	22,138
Total Revenue	264,311	353,272	866,341	1,067,499
Cost of Operations
Broker Fees	—	—	15,333	—
Costs of Company owned location sold	—	—	20,000	45,301
Franchise development fees	8,658	7,343	27,708	21,989
Rent paid for real estate sublet	128,301	103,548	352,567	382,271
Total Operating Costs	136,959	110,891	415,608	449,561

Gross Profit	127,352	242,381	450,733	617,938
Selling, general and administrative expenses	144,710	180,585	546,881	535,350

Income (loss) from operations before other income and expenses and provision for income taxes	(17,358)	61,796	(96,148)	82,588
Other Income
Interest income	2,171	3,247	6,042	8,522
Total other income	2,171	3,247	6,042	8,522

Income (loss) before provision for income taxes	(15,187)	65,043	(90,106)	91,110
Provision for income taxes
Current	—	—	—	—
Deferred	—	—	—	—
Net income (loss)	$(15,187)	$65,043	$(90,106)	$91,110
Per Share Data
Basic earnings per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Diluted earnings per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and diluted	11,385,903	11,385,903	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net Income (loss)	$(90,106)	$91,110
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,828	2,961
Provision for doubtful accounts	67,336	124,485
Sale of equipment financed by note receivable	—	27,822
Stock options expense	33,838	1,122
Changes in operating assets and liabilities
Accounts and notes receivable	(93,466)	(288,751)
Inventory	—	(716)
Prepaid expenses and other current assets	(15,261)	—
Security deposits receivable	—	(16,000)
Accounts payable and accrued expenses	(283)	(41,992)
Deposits on franchise and business acquisitions	(15,000)	96,070
Income taxes payable	(2,959)	(1,141)
Security deposits payable	7,000	(12,399)
Net cash provided by (used for) operating activities	(107,073)	(17,429)

Investing Activities	—	—

Financing Activities	—	—

Net increase (decrease) in cash	(107,073)	(17,429)
Cash and cash equivalents at beginning of the period	488,909	504,259

Cash and cash equivalents at end of the period	$381,836	$486,830

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income Taxes Paid	$2,679	$1,141

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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of September 30, 2010 and for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

NOTE 3 – Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	September 30,	December 31
	2010	2009
Trade receivables from franchisees	$711,274	$639,982

Installment loan due January 1, 2011 with an interest rate of 6%	22,784	25,000
	734,058	664,982
Less allowance for doubtful accounts	(333,012)	(290,066)
	401,046	374,916
Less current portion	(401,046)	(349,916)
Non-current accounts and notes receivable	$—	$25,000

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2010	2009
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)
Property and equipment, net of accumulated depreciation	$—	$—

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $0 and $1,864, respectively.

NOTE 5 – Intangible Assets

    Intangible assets consisted of the following:

	September 30,	December 31,
	2010	2009

Trademarks	$45,196	$45,196
Franchise and market area rights	358,600	358,600
	403,796	403,796
Less accumulated amortization	(124,586)	(122,758)
Intangible Assets, net of accumulated amortization	$279,210	$281,038

    The Company incurred trademark costs of $0 and $1,097 during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. During the year ended December 31, 2009, the Company reflected a loss on the impairment of franchise and market area rights in the amount of $40,276. The impaired rights had an original cost of $50,345 and accumulated amortization of $10,069. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the nine months ended September 30, 2010 and 2009. The amortization expense was $1,828 and $1,097 respectively.

NOTE 6 – Credit Line

    In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line is secured by the assets of the Company. As of September 30, 2010, the Company has not utilized any of the available line of credit.

NOTE 7 – Deposits on Franchises

    Deposits on franchises consisted of:

	September 30,
	2010	2009

New franchises	$178,000	$193,000

Repossessed franchises	5,000	5,000

Total	$183,000	$198,000

    The Company, under the terms of its standard franchise agreement, typically receives a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the franchisee’s acceptance of a Tilden approved franchise location. These deposits are non-refundable but can be applied to a different location identified in the future.
NOTE 8 – Income Taxes

   Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

    A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Nine Months Ended September 30,
	2010	2009

Federal income tax (benefit) at 35% statutory income tax rate	$(32,573)	$31,889

Nondeductible increase(nontaxable decrease) in allowance for doubtful accounts	15,031	(16,539)

Change in valuation allowance	17,542	(15,350)
Provision for income taxes	$—	$—

    Net operating loss carryovers at December 31, 2009 were approximately $575,000 and will expire in years from 2010 to 2029. The Company does not anticipate fully utilizing these carryovers in 2010.

NOTE 9 – Commitments and Contingencies

Leases

    The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, one franchisee sub-lets property from an affiliate of the Company’s President (See Note 11). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases at September 30, 2010 are as follows:

2010	$97,052
2011	387,763
2012	397,194
2013	344,268

2014 and thereafter	1,968,661

$3,184,938

Future minimum rental income on sub-leases are as follows:

2010	$85,124
2011	340,494
2012	348,909
2013	297,576

2014 and thereafter	1,744,042

$2,816,145

    The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total rent expense for the nine months ended September 30, 2010 and 2009 was $17,183 and $16,095, respectively.

    The future minimum rental payments at September 30, 2010 are as follows:

2010	$5,830
2011	23,325
2012	24,675
2013	18,675

$72,505

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

NOTE 10 – Concentration of Credit Risk

    Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At September 30, 2010 and December 31, 2009, the Company had accounts and notes receivable from franchisees of approximately $401,000 and $375,000, respectively, net of an allowance for doubtful accounts of approximately $333,000 and $290,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 11 - Related Party Transactions

Franchise Facilities

    The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees. For the nine months ended September 30, 2010 and 2009, rent paid to the Company’s president and affiliates for real estate sublet was $23,478 and $20,778 respectively. Management believes that the lease payments made by the Company to the Company’s president and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

NOTE 12 - Stock Options

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

    On December 17, 2009, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 options to a Company consultant). The options are exercisable at a price of $0.02 per share and expire in five years. The $27,485 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.03 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, was being expensed over the requisite service period of five years beginning January 1, 2010.

    At December 31, 2009, total unrecognized compensation costs relating to stock options was $33,838. The Company revised the service period covered by the options from five years to, all currently earned, at June 30, 2010. The Company recorded compensation expense of $33,838 on the options at June 30, 2010. At September 30, 2010 total unrecognized compensation costs relating to stock options was $0.

    A summary of stock options activity for the years ended December 31, 2008 and 2009 and for the nine months ended September 30, 2010 are as follows:

Balance outstanding, January 1, 2008	—

Granted December 22, 2008	1,150,000

Balance outstanding, December 31, 2008	1,150,000

Granted December 17, 2009	1,150,000

Balance outstanding, December 31, 2009 and September 30, 2010	2,300,000

    Stock options outstanding at September 30, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

December 22, 2008	1,150,000	1,150,000	$0.02	December 22, 2013

December 17, 2009	1,150,000	1,150,000	$0.02	December 17, 2014

Total	2,300,000	2,300,000

NOTE 13 – Franchises and Market Area Activities

Franchises

    During the nine months ended September 30, 2010 and 2009, the Company sold 0 and 1 new franchise, respectively. As of September 30, 2010 and 2009, the Company had 43 and 48 active franchised locations, respectively. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

    During the nine months ended September 30, 2010 and 2009, the Company sold no rights in 2010, and one right in 2009, to develop new market areas resulting in market area sales income of $0 and $50,000 during the respective nine month periods.

NOTE 14 – Retirement Plan

    In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2009. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the nine months ended September 30, 2010 and 2009, Company contributions to the plan (which are expensed when incurred) were $0.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

    Revenue decreased to approximately $264,000 in the third quarter of 2010 from approximately $353,000 in the third quarter of 2009, representing a 25% decrease. The decrease in overall revenue was primarily attributed to decreases in sale of Company owned location, rental income and market area sales of approximately $55,000, $30,000 and $50,000, respectively. This was offset by an increase in royalty fees of approximately $40,000. The decrease in sale of Company owned locations was attributable to the Company’s sale of a previously repossessed location during the third quarter of 2009. The decrease in rental income in the third quarter 2010 as compared to the third quarter of 2009 is attributable to the non-performance on two subleases by franchisees who may be abandoning their locations. The decrease in market area sales was attributable to a sale of rights to develop one market area in the third quarter of 2009 compared to no rights sold in the third quarter of 2010. The increase in royalty fees recorded during the third quarter of 2010 compared with the third quarter of 2009 was attributable to 1) an increase in the number of franchisees liable to the Company for royalty fees and 2) increased royalty fees remitted per franchise due to increased sales at several of the Company’s franchised locations during the third quarter of 2010.

    Cost of revenues increased to approximately $137,000 in the third quarter of 2010 from approximately $111,000 in the third quarter of 2009, representing a 24% increase. As a percentage of revenue, cost of revenues were 52% and 31%, respectively for the periods reported. The overall increase was primarily attributable to an increase in rent paid for real estate sublet of approximately $25,000. The increase in rent paid for real estate sublet was a result of an increase in the number of locations which the Company is liable for on its sublets to franchisees.

    Selling, general and administrative expenses decreased to approximately $145,000 in the third quarter of 2010 from approximately $181,000 in the third quarter of 2009, representing a 20% decrease. The decrease in selling, general and administrative expenses during the third quarter was predominately attributed to decreases in bad debt expense, travel and entertainment and insurance of approximately $57,000, $5,500 and $2,400, respectively. The decrease in bad debt expense was attributable to a decrease in franchisees requiring reserve and write-off in the third quarter of 2010 as compared to the third quarter of 2009. The decrease in travel and entertainment and insurance expense in the third quarter of 2010 were attributed to normal fluctuations in periodic costs incurred. These decreases were partially offset by an increase in professional fees of approximately $9,000 and salaries and wages of approximately $19,000. The increase in professional fees was attributable to an increase in legal fees incurred through the third quarter of 2010 as compared with the corresponding period 2009. The increase in salaries and wages were primarily the result of the hiring of an additional employee to work on franchise operations and sales during the third quarter of 2010 compared to the third quarter of 2009.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

    Revenue decreased to approximately $866,000 through the third quarter of 2010 from approximately $1,067,000 through the third quarter of 2009, representing a 19% decrease. The decrease in overall revenue was primarily attributed to decreases in rental income, market area sales and sale of company owned locations of approximately $93,000, $50,000 and $38,000, respectively. The decrease in rental income through the third quarter of 2010 as compared to the same period during 2009 is attributable to the decrease in performing subleases by the Company, to franchisees. The decrease in market area sales was attributable to a sale of rights to develop one market area in the first nine months of 2009 compared to no rights sold in the nine months of 2010. Through the nine months ended September 30, 2010, the Company has been unable to sell a new franchise or market area which it attributes primarily to the continued difficulty for small businesses to obtain credit. Although the Company believes that the auto repair business continues to present opportunities for new locations, it cannot accurately forecast when it will see an increase in sales of new franchises and market areas. The decrease in sales of Company locations is attributable to the Company’s sale of two locations through September 2009 as compared with one sale of Company locations through September 2010. The Company has not engaged in the operation of a company-owned store and has not been able to sell equipment since 2007. In prior periods the Company occasionally operated company owned locations, on a temporary basis, when it determined that such activity would enhance the potential re-sale value of its repossessed locations. The Company typically attempts to sell equipment to franchisees that open new Tilden locations and accordingly, equipment sales often correlate to initial franchise sales.

    Cost of revenues decreased to approximately $416,000 through the third quarter of 2010 from approximately $450,000 through the third quarter of 2009, representing an 8% decrease. As a percentage of revenue, cost of revenues were 48% and 42%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the cost of Company owned locations sold and rent paid for real estate sublet, of approximately $25,000 and $30,000, respectively. The decrease in cost of Company owned locations sold was a result of the cost incurred in the sale of a Company owned location through the third quarter of 2009 as compared to no sales during the same comparable period of 2010. The decrease in rent paid for real estate sublease was a result of an overall decrease in the Company’s obligation for rent on locations which it sublets to franchisees.

    Selling, general and administrative expenses increased to approximately $547,000 through the third quarter of 2010 from approximately $535,000 through the third quarter of 2009, representing a 2% increase. The increase in selling, general and administrative expenses through the third quarter was predominately attributed to increases in compensation and settlement costs of approximately $75,000 and $5,000, respectively. The increase in compensation was primarily the result of 1) the hiring of an additional employee to work on franchise operations and sales during the nine months of 2010 and 2) the Company’s change in the service period covered by stock options granted to employees. With the hiring of the employee the Company increased its number of employees from four to five. The increase in settlement cost which occurred during the first quarter of 2010 was attributable to the settlement of a legal matter relating to a merger and reorganization contemplated by the Company in 2008. The increases were partially offset by decreases in bad debt expense, travel and entertainment, and consulting of approximately $56,000, $8,500 and $6,000, respectively. The decrease in bad debt expense was attributable to a decrease in franchisees requiring reserve and write-off in the nine months of 2010 as compared to 2009. The decrease in consulting fees and travel and entertainment were attributable to the Company’s attempt to curtail overhead costs through the third quarter of 2010 as compared to the same period during 2009.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at September 30, 2010 was approximately $349,000, compared to working capital of approximately $371,000 at December 31, 2009. The ratio of current assets to current liabilities was 1.8:1 at September 30, 2010 and 1.8:1 at December 31, 2009. Cash used for operating activities through the third quarter of 2010 and 2009 was approximately $107,000 and $17,000, respectively.

    Cash and accounts and notes receivable decreased to approximately $783,000 at September 30, 2010 from approximately $864,000 at December 31, 2009, while accounts payable and accrued expenses stayed in line at approximately $204,000 at September 30, 2010 and at December 31, 2009.

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

The Company has approximately $349,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan in the short-term. The Company will need to increase its franchise and market area in order to maintain adequate liquidity on a long-term basis.

The Company has secured a $250,000 line of credit. As of September 30, 2010, the Company has not utilized the line.

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

Date: November 19, 2010	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President,	November 19, 2010
	Robert Baskind	Chief Executive Officer (Principal Executive and Financial Officer)