Form 10-K/A
period 2009-12-31
TILDEN ASSOCIATES INC
filed 2011-01-06
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

Commission File Number: 000-30754

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐  NO ☒

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES ☒  NO ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the issuer was required to submit and post such files).
YES ☐  NO ☒

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐  NO ☒

State issuer’s revenues for its most recent fiscal year was $1,373,918

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $285,000 based upon the $0.025 last bid price of these shares on the Pink Sheets on April 14, 2010.

As of December 7, 2010, there were 11,385,903 outstanding shares of Common Stock, $.0005 par value per share.

EXPLANATORY NOTE
The purpose of this Amended Annual Report on Form 10-K/A is to amend Part I Item 1, Part II Items 7 and 9A, Part IV, Notes 4, 6, 8 and 12, and Exhibit 31.1 (together, the “Amended Items”) of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Original 10-K”)

The Amended Items have been amended and restated in their entirety to respond to comments issued by the Securities and Exchange Commission and to supplement and clarify previous disclosures.  Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on April 15, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.

No other changes have been made to the Original 10-K.

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

In addition to the Company’s primary business, which is selling franchises and collecting royalties there from, the Company also has a wholly owned subsidiary, Tilden Equipment Corp., which sells shop equipment for auto repair shops. To date, Tilden Equipment Corp. sales have been limited to the Company’s franchise locations and Company stores. The Company hopes, in the future, to market the equipment to third parties.  The Company has not engaged in the operation of a Company-owned store and has not been able to sell equipment since 2007.  In prior periods, the Company occasionally operated Company owned locations, on a temporary basis, when it determined that such activity would enhance the potential re-sale value of its repossessed locations.  The Company typically attempts to sell equipment to franchisees that open new Tilden locations and accordingly, equipment sales often correlate to initial franchise sales.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

Revenue increased to approximately $1,374,000 in the year 2009 from approximately $1,283,000 in the year 2008, representing a 7% increase.  The increase in overall revenue recorded during the year as compared to the prior year was primarily attributed to an increase in rental income, sales of Company owned locations and market area sales of approximately $98,000, $66,000 and $50,000, respectively.  These increases were partially offset by decreases of royalty fees of $96,000 for the year of 2009 as compared to the prior year of 2008.  The increase in rental income was attributable to an increase in the number of locations subleased to franchisees during the year of 2009.  The increase in sales of Company owned locations is attributable to the Company’s sale of two locations during the year of 2009 as compared to no sales during the year of 2008.  The increase in market area sales was attributable to a sale of rights to develop one market area during the year of 2009 as compared to the no rights sold during the year of 2008.  The decrease in royalty fees recorded during the year of 2009 as compared to the year of 2008 was attributable to 1) a decrease in the number of franchisees liable to the Company for royalty fees and 2) a decrease in royalty fee income attributable to a settlement with a franchisee booked during the third quarter of 2008.  Miscellaneous income is primarily made up of bad debt recoveries received in collection proceedings and commissions and rebates earned from vendors.   Interest income, which was included under, other income (expenses) on the statement of operations, decreased to approximately $8,000 from $34,000 representing a 65% decrease. The decrease was attributable to 1) a decrease in the prevailing interest rate in that the Company was able to earn on its cash balances in 2009 and 2) a decrease notes receivable on which the Company was able to accrue interest in 2009.

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

The Company has approximately $371,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to meet our anticipated ongoing needs for the next twelve months. The Company will need to generate increased franchise and market area sales in order to maintain adequate liquidity on a long-term basis.

The Company has secured a $250,000 line of credit. As of December 31, 2009, the Company has not utilized the line.

In addition, several franchisees are significantly in arrears in the payment of royalties.  Management, however, has addressed these arrearages and resolutions are negotiated with the franchisees on an individual-by-individual basis.

ITEM 8.  FINANCIAL STATEMENTS

The response to this item follows Item 13, and is hereby incorporated herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009.  Based on that evaluation, the CEO and the CFO concluded that the disclosure controls and procedures are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.  In addition, the CEO and CFO concluded that the disclosure controls and procedures are also effective to ensure that information required is recorded, processed and summarized within the time periods specified in the Commission’s rules and forms.  These same officers concluded that controls and procedures were effective in ensuring that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to its management, including its CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting refers to the process designed by, or under the supervision of the CEO, CFO and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance wit U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)
 provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being  made only in accordance with the authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding the internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security Exchange Commission that permit the Company to provide only management’s report in this annual report.

In accordance with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) at December 31, 2009 to determine whether there have been any changes in Internal Controls that occurred during the fiscal year which have materially affected or which are reasonable likely to materially affect Internal Controls.  Based on this evaluation, there have been no such changes in Internal Controls during the period covered by this report.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B promogulated under the Securities Act. Our management and our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

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

ITEM 11.  EXECUTIVE COMPENSATION

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 15.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2010

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$488,909	$504,259
Accounts and notes receivable - net of allowance for doubtful accounts of $290,066 and $450,691 at December 31, 2009 and 2008, respectively	349,916	300,624
Inventory	4,300	4,300
Prepaid expenses and other current assets	4,164	4,164
Total current assets	847,289	813,347

Property and equipment, net of accumulated depreciation of $23,020 and $30,555, respectively	—	29,686

Intangible assets, net of accumulated amortization of $122,758 and $130,333, respectively	281,038	322,711
Security deposits	72,484	80,538
Accounts and notes receivable, net of current portion	25,000	65,212
Total other assets	378,522	468,461
Total assets	$1,225,811	$1,311,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$238,577	$249,704
Deposits on franchise and business acquisitions	198,000	148,000
Income taxes payable	39,271	35,932
Total current liabilities	475,848	433,636

Security deposits	126,799	140,211
Total liabilities	602,647	573,847

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at December 31, 2009 and 2008, respectively	5,713	5,713
Additional paid-in capital	1,641,088	1,639,966
Retained earnings (accumulated deficit)	(1,003,637)	(888,032)
	643,164	757,647
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	623,164	737,647
Total liabilities and stockholders’ equity	$1,225,811	$1,311,494

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
REVENUES
Initial franchise acquisition fees	$60,000	$62,500
Royalty fees	521,873	617,595
Market area sales	50,000	—
Sales of Company owned locations	130,645	65,000
Rental income	577,821	479,601
Miscellaneous income	33,579	58,236
Total revenues	1,373,918	1,282,932

COST OF REVENUES
Brokers Fees	14,250	—
Costs of Company owned locations sold	45,301	14,725
Franchise development fees	34,546	31,870
Rent paid for real estate sublet	522,652	419,926
Total cost of revenues	616,749	466,521

Gross profit	757,169	816,411
Selling, general and administrative expenses	835,778	894,798

Income (loss) from operations before other income and expenses and provision for income taxes	(78,609)	(78,387)

OTHER INCOME (EXPENSES)
Interest income	7,760	33,571
Loss on impairment of franchise and market area rights	(40,276)	—
Total other income (expenses)	(32,516)	33,571

Income (loss) before provision for income taxes	(111,125)	(44,816)
Provision for income taxes	4,480	2,500
Net income (loss)	$(115,605)	$(47,316)

Per Share Data
Basic earnings per share	$(0.01)	$(0.00)
Diluted earnings per share	$(0.01)	$(0.00)

Weighted average shares outstanding	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(115,605)	$(47,316)
Adjustments to reconcile net income (loss) to net cash (used for) operating activities:
Loss on impairment of franchise market area rights	40,276	—
Depreciation and amortization	3,261	5,636
Provision for doubtful accounts	269,345	292,307
Sale of equipment financed by note receivable	27,822	14,725
Stock option expense	1,122	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(278,425)	(301,894)
Other receivable	—	7,222
Prepaid expenses and other current assets	—	2,515
Security deposit receivable	8,054	(20,853)
Accounts payable and accrued expenses	(11,127)	(88,411)
Deposits on franchise acquisitions	50,000	(83,717)
Income taxes payable	3,339	949
Escrow receivable	—	200,000
Security deposits payable	(13,412)	13,853
Net cash (used for) operating activities	(15,350)	(4,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Trademark costs	—	(1,350)
Income recognized from the write-down of note payable	—	(18,700)
Deposit on building sold	—	3,000
Net cash provided by investing activities	—	(17,050)

Net (decrease) in cash	(15,350)	(22,034)
Cash and cash equivalents at beginning of period	504,259	526,293
Cash and cash equivalents at end of period	$488,909	$504,259

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$1,141	$1,551

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common stock		Paid In	Accumulated	Treasury stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, December 31, 2007	11,425,903	$5,713	$1,639,966	$(840,716)	(40,000)	$(20,000)	$784,963

Net loss for the year ended Decemeber 31, 2008				(47,316)			(47,316)

Balance, December 31, 2008	11,425,903	5,713	1,639,966	(888,032)	(40,000)	(20,000)	737,647

expense			1,122				1,122

Net loss for the year ended Decemeber 31, 2009				(115,605)			(115,605)

Balance, December 31, 2009	11,425,903	$5,713	$1,641,088	$(1,003,637)	(40,000)	$(20,000)	$623,164

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

NOTE 4 - Intangible Assets

Intangible assets consisted of the following:

	December 31, 2009	December 31, 2008
Trademarks (subject to amortization)	$45,196	$44,099
Franchise and market area rights (not subject to amortization)	358,600	408,945
	403,796	453,044
Less accumulated amortization	(122,758)	(130,333)
Intangible assets, net of accumulated amortization	$281,038	$322,711

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

NOTE 6 – Deposits on Franchises

Deposits on franchises consisted of:

	Years Ended December 31,
	2010	2009
New franchises	$193,000	$143,000
Repossessed franchises	5,000	5,000
Total	$198,000	$148,000

The Company, under the terms of its standard franchise agreement, typically receives a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the franchisee’s acceptance of a Tilden approved franchise location. These deposits are non-refundable but can be applied to a different location identified in the future.

NOTE 7 – Income Taxes

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

Future minimum lease payments under these operating leases at December 31, 2009 are as follows:

2010	$380,205
2011	387,763
2012	397,197
2013	344,268
2014 and thereafter	1,968,661
$3,478,094

Future minimum rental income on sub-leases at December 31, 2009 are as follows:

2010	$387,552
2011	340,494
2012	348,909
2013	297,576
2014 and thereafter	1,744,042
$3,118,573

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

NOTE 12 – Franchises and Market Area Activities

Franchises

During the years ended December 31, 2009 and 2008, the Company sold three and two new franchises, respectively. As of December 31, 2009 and 2008, the Company had 43 and 46 active franchised locations. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment. The Company had no franchisor-owned repair shops in operation during the years ended December 31, 2009 and 2008.

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

Date: December 7, 2010	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President	December 7, 2010
Robert Baskind		Chief Executive Officer (Principal
Executive and Financial Officer)