Form 10-K/A
period 2009-12-31
TILDEN ASSOCIATES INC
filed 2011-03-23
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

YES ☐ NO ☒

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

EXPLANATORY NOTE

The purpose of this Amended Annual Report on Form 10-K/A is to amend Part II Item 9A and Exhibit 31.1 (to amend and include 1,2,4,5 and 6) Together, the “Amended Items” of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Original 10-K”)

The Amended Items have been amended and restated in their entirety to respond to comments issued by the Securities and Exchange Commission and to supplement and clarify previous disclosures. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K on April 15, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our filings with the SEC subsequent to the filing of the Original 10-K.

No other changes have been made to the Original 10-K.

ITEM 9a. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”), its principal executive officer who is also the Company’s Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO/CFO concluded that the disclosure controls and procedures are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In addition, the CEO /CFO concluded that the disclosure controls and procedures are also effective to ensure that information required is recorded, processed and summarized within the time periods specified in the Commission’s rules and forms. These same officers concluded that controls and procedures were effective in ensuring that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to its management, including its CEO/CFO as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of the CEO/CFO and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance wit U.S. GAAP, and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer/ principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).” Based on management’s assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

In accordance with the U.S. Securities and Exchange Commission’s requirements, the CEO/CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) at December 31, 2009 to determine whether there have been any changes in Internal Controls that occurred during the fiscal year which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the period covered by this report.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: March 21, 2011	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

By: /s/ ROBERT BASKIND	Chairman of the Board, President	March 21, 2011
Robert Baskind	Chief Executive Officer (Principal Executive and Financial Officer)