Form 10-K
period 2010-12-31
TILDEN ASSOCIATES INC
filed 2011-04-15
CIK 1027484

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
YES ☐ NO ☒

State issuer’s revenues for its most recent fiscal year was $1,403,654

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $285,000 based upon the $0.025 last bid price of these shares on the Pink Sheets on April 11, 2011.

As of April 11, 2011, there were 11,385,903 outstanding shares of Common Stock, $.0005 par value per share.

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

In addition to the Company’s primary business, which is selling franchises and collecting royalties there from, the Company also has a wholly owned subsidiary, Tilden Equipment Corp., which sells shop equipment for auto repair shops. The Company typically attempts to sell equipment to franchisees that open new Tilden locations and accordingly, equipment sales often correlate to initial franchise sales. The Company has not engaged in the operation of a Company-owned store and has not been able to sell equipment since 2007. In prior periods, the Company occasionally operated Company owned locations, on a temporary basis, when it determined that such activity would enhance the potential re-sale value of its repossessed locations. The Company has been able to re-sell store locations which are either abandoned by an outgoing franchisee, or re-possessed by the Company, to new franchisees or other store operators.

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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company’s offices are located at 300 Hempstead Turnpike, West Hempstead, New York 11552. The Company has a 60-month lease, which commenced on October 1, 2009. The space is approximately 1,600 square feet. The space is sufficient for the Company’s needs for the foreseeable future

    In addition, the Company leases real estate in the Continental United States and sub leases these locations to its franchises. As of December 31, 2010, the Company owned and leased to its franchises a total of eight (8) sites.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company’s shareholders voted on two matters during 2010: (1) The shareholders voted on and approved the modification and extension of the President’s employment contract. The contract was due to expire in 2010 and was extended through 2015. (2) The shareholders voted on and approved the granting of options to purchase 1,150,000 shares of common stock at $0.02 per share. The options were issued to the three members of the board of directors and to a consultant to the Company for 2010 services to be performed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company’s common stock is traded on the Pink Sheets under the symbol “TLDN”. The following constitutes the high and low sales prices for the common stock as reported by NASDAQ for each of the quarters of 2010 and 2009. The quotations shown below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

2010	HIGH	LOW
FIRST QUARTER Common Stock	$.04	$.02

SECOND QUARTER Common Stock	$.04	$.03

THIRD QUARTER Common Stock	$.05	$.03

FOURTH QUARTER Common Stock	$.05	$.02

2009	HIGH	LOW
FIRST QUARTER Common Stock	$.02	$.01

SECOND QUARTER Common Stock	$.05	$.02

THIRD QUARTER Common Stock	$.05	$.02

FOURTH QUARTER Common Stock	$.05	$.03

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

    As of April 15, 2011, there were approximately 70 shareholders of record of the Company’s common stock, excluding shares held in street name.

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

RESULTS OF OPERATIONS

Fiscal 2010 Compared to Fiscal 2009

    Revenue increased to approximately $1,404,000 in the year 2010 from approximately $1,340,000 in the year 2009, representing a 5% increase. The increase in overall revenue recorded during the year as compared to the prior year was attributed to increases in 1) the gain on sale of real estate purchased for re-sale of approximately $284,000 in 2010 and 2) royalty fees of approximately $22,000. These increases were offset by decreases in the recognition of rental income, initial franchise acquisition fees, market area sales and company owned locations and of approximately $105,000, $55,000, $50,000 and $38,000, respectively. The gain on sale of real estate purchased for re-sale in 2010 was a result of the Company’s purchase and simultaneous sale of a location on which it was and continues to lease a franchise location. The Company has been able to identify opportunities to profit on realty purchases and sales however its ability to execute similar transactions in the future will be contingent on the capital sufficiency and credit available to the Company. The increase in royalties is attributed to the Company’s ability to provide better operations support which the Company believes has resulted in increased sales at its franchised locations. The decrease in rental income during the year ended 2010 as compared to the year ended 2009 is attributable to the decrease in performing subleases due primarily to the abandonment of two locations by the Company, to franchisees. The decrease in initial franchise acquisition fees is attributable to the Company’s inability to sell initial franchise rights in 2010 as compared with sales of two new franchises in 2009. The Company did reflect initial franchise fee income of $5,000 during 2010 on the transfer of franchise rights from an outgoing franchisee to a new franchisee on an existing location. The decrease in market area sales was attributable to a sale of rights to develop one market area during the year ended 2009 compared to no rights sold during the year ended 2010. During 2010, the Company has been unable to sell a new franchise or market area which it attributes primarily to the continued difficulty for small businesses to obtain credit. Although the Company believes that the auto repair business continues to present opportunities for new locations, it cannot accurately forecast when it will see an increase in sales of new franchises and market. . The decrease in sales of Company locations is attributable to the Company’s sale of two locations through during the year ended 2009 as compared with one sale of Company locations during the year ended 2010. The Company has not engaged in the operation of a company-owned store and has not been able to sell equipment since 2007. In prior periods the Company occasionally operated company owned locations, on a temporary basis, when it determined that such activity would enhance the potential re-sale value of its repossessed locations. The Company typically attempts to sell equipment to franchisees that open new Tilden locations and accordingly, equipment sales often correlate to initial franchise sales. Miscellaneous income is primarily made up of bad debt recoveries received in collection proceedings and commissions and rebates earned from vendors. Interest income, which was included under, other income (expenses) on the statement of operations, decreased to approximately $7,000 from $8,000 representing a 14% decrease. The decrease was attributable to a decrease in the prevailing interest rate in that the Company was able to earn on its cash balances in 2010.

Costs of revenues decreased to approximately $584,000 in 2010 from approximately $617,000 in 2009, a 5% decrease. As a percentage of revenues, cost of revenues were 42% and 46%, respectively for the years reported. The overall decrease was primarily attributable to decreases in the cost of Company owned locations sold and rent paid for real estate sublet, of approximately $25,000 and $65,000, respectively. The decrease in cost of Company owned locations sold was a result of the increased cost incurred in the sales of two Company owned locations during the year ended 2009 as compared to the costs incurred in the sale of one location during the year ended 2010. The decrease in rent paid for real estate sublease was a result of a decrease in the number of locations on which the Company is obligated for rent.

    Selling, general and administrative expenses decreased to approximately $802,000 in the year 2010 from approximately $835,000 in the year 2009, representing a 4% decrease. The decrease in selling, general and administrative expenses was primarily attributable to decreases in bad debt expense, professional fees, and consulting costs of approximately $146,000, $8,000 and $8,000, respectively. The decrease in bad debt was attributable to a decrease in the number of franchisees requiring reserve and write-off during 2010. The Company believes that its greater efforts in providing operations support to franchisees, has resulted in better results in collections of royalties during 2010. Decreases in professional fees and consulting costs during 2010 are reflective of the Company’s efforts to reduce overhead costs. The decreases were partially offset by increases in compensation costs and settlement expense of approximately $99,000 and $17,000, respectively. The increase in compensation costs was primarily the result of 1) the hiring of an additional employee to work on franchise operations and sales during the interim of 2010 and 2) the Company’s change in the service period covered by stock options granted to employees. The increase in settlement expense in 2010 was primarily attributable to charges incurred in the release of obligation under a lease of a location abandoned by a franchisee.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2010 was approximately $483,000, compared to working capital of approximately $371,000 at December 31, 2009. The ratio of current assets to current liabilities was 2.11:1 at December 31, 2010 and 1.78:1 at December 31, 2009. Cash flows provided by operations for the year 2010 was approximately $77,000, compared to cash flows used by operations for the year 2009 of approximately $15,000.

Cash and accounts and notes receivable increased to approximately $887,000 at December 31, 2010 from approximately $863,000 at December 31, 2009, while accounts payable and accrued expenses decreased to approximately $232,000 at December 31, 2010 from approximately $239,000 at December 31, 2009.

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

The Company has approximately $483,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to meet our anticipated ongoing needs for the next twelve months. The Company will need to generate increased franchise and market area sales in order to maintain adequate liquidity on a long-term basis.

The Company has lost its line of credit during the year ended December 31, 2010.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9a. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, the CEO and the CFO concluded that the disclosure controls and procedures are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In addition, the CEO and CFO concluded that the disclosure controls and procedures are also effective to ensure that information required is recorded, processed and summarized within the time periods specified in the Commission’s rules and forms. These same officers concluded that controls and procedures were effective in ensuring that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to its management, including its CEO and CFO as appropriate to allow timely decisions regarding required disclosure.

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

In accordance with the U.S. Securities and Exchange Commission’s requirements, the CEO and CFO conducted an evaluation of the Company’s internal control over financial reporting (the “Internal Controls”) at December 31, 2010 to determine whether there have been any changes in Internal Controls that occurred during the fiscal year which have materially affected or which are reasonable likely to materially affect Internal Controls. Based on this evaluation, there have been no such changes in Internal Controls during the period covered by this report.

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

NAME	AGE	POSITIONS W/ COMPANY	DIRECTOR SINCE

Robert Baskind	69	Chairman of the Board, Chief Executive Officer, Chief Financial Officer	1996

Arthur Singer	43	Director	1996

Jason Baskind	39	Director of Franchise Development	2003

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

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Form 5’s were required and filed for those persons, the Company believes that, during the period from January 1, 2010 through December 31, 2010, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information with respect to the compensation of executive officers of the Company for services provided to the Company and its subsidiaries in 2010, 2009, 2008 and 2007. No other executive officers received salary in excess of $100,000 in any such year.

Summary Compensation Table

	YEAR	COMPENSATION	OPTIONS GRANTED

Robert Baskind	2010	$181,000	600,000
	2009	$171,000	600,000
	2008	$150,000	600,000
	2007	$144,000	—

Employment Agreements:

    An employment agreement for the year 2010 existed for the following officer and key employee:

    Robert Baskind: He is entitled to five percent increases on a yearly basis. The agreement, which employs Mr. Baskind as the president of the Company, expires in 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

    The following table sets forth, as of December 31, 2010: (i) the name and address of each person who owns of record or who is known by the Board of Directors to be beneficial owner of more than five percent (5%) of the Company’s outstanding common stock, (ii) each of the Company’s Directors, and (iii) all of the Company’s Executive Officers and Directors as a group.

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

DECEMBER 31, 2010 AND 2009

MICHAEL T. STUDER CPA P.C.
18 East Sunrise Highway, Suite 311
Freeport, N.Y. 11520
Phone: (516) 378-1000
Fax: (516) 546-6220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tilden Associates, Inc.

I have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2011

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
Cash and cash equivalents	$565,620	$488,909
Accounts and notes receivable - net of allowance for doubtful accounts of $349,951 and $290,066 at December 31, 2010 and 2009, respectively	321,331	349,916
Inventory	4,300	4,300
Prepaid expenses and other current assets	25,856	4,164
Total current assets	917,107	847,289

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $124,798 and $122,758, respectively	232,888	281,038
Security deposits	73,985	72,484
Accounts and notes receivable, net of current portion	—	25,000
Total other assets	306,873	378,522

Total assets	$1,223,980	$1,225,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$231,773	$238,577
Deposits on franchises	183,000	198,000
Income taxes payable	19,770	39,271
Total current liabilities	434,543	475,848

Security deposits	128,962	126,799
Total liabilities	563,505	602,647

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at December 31, 2010 and 2009, respectively	5,713	5,713
Additional paid-in capital	1,702,526	1,641,088
Retained earnings (accumulated deficit)	(1,027,764)	(1,003,637)
	680,475	643,164
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	660,475	623,164

Total liabilities and stockholders’ equity	$1,223,980	$1,225,811

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
REVENUES
Initial franchise acquisition fees	$5,000	$60,000
Royalty fees	543,941	521,873
Gain on sale of real-estate purchased for re-sale	283,755	—
Market area sales	—	50,000
Sales of Company owned locations	98,000	130,645
Rental income	472,958	577,821

Total revenues	1,403,654	1,340,339

COST OF REVENUES
Brokers Fees	56,288	14,250
Costs of Company owned locations sold	26,224	45,301
Franchise development fees	43,382	34,546
Rent paid for real estate sublet	458,477	522,652
Total cost of revenues	584,371	616,749

Gross profit	819,283	723,590
Selling, general and administrative expenses	802,200	835,778

Income (loss) from operations before other income and expenses and provision for income taxes	17,083	(112,188)

OTHER INCOME (EXPENSES)
Interest income	6,687	7,760
Miscellaneous income	613	33,579
Loss on impairment of franchise and market area rights	(46,688)	(40,276)
Total other income (expenses)	(39,388)	1,063

Income (loss) before provision for income taxes	(22,305)	(111,125)
Provision for income taxes	1,822	4,480
Net income (loss)	$(24,127)	$(115,605)

Per Share Data
Basic earnings per share	$(0.00)	$(0.01)
Diluted earnings per share	$(0.00)	$(0.01)

Weighted average shares outstanding	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,127)	$(115,605)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Loss on impairment of franchise and market area rights	46,688	40,276
Depreciation and amortization	1,462	3,261
Provision for doubtful accounts	122,909	269,345
Sale of equipment financed by note receivable	—	27,822
Stock option expense	61,438	1,122
Changes in operating assets and liabilities:
Accounts and notes receivable	(69,324)	(278,425)
Prepaid expenses and other current assets	(21,692)	—
Security deposit receivable	(1,501)	8,054
Accounts payable and accrued expenses	(6,804)	(11,127)
Deposits on franchises	(15,000)	50,000
Income taxes payable	(19,501)	3,339
Security deposits payable	2,163	(13,412)
Net cash provided by (used for) operating activities	76,711	(15,350)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Net increase (decrease) in cash and cash equivalents	76,711	(15,350)
Cash and cash equivalents at beginning of period	488,909	504,259
Cash and cash equivalents at end of period	$565,620	$488,909

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$18,364	$1,141

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Common stock		Paid In	Accumulated	Treasury stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, December 31, 2008	11,425,903	$5,713	$1,639,966	$(888,032)	(40,000)	$(20,000)	$737,647

Stock option expense	—	—	1,122	—	—	—	1,122

Net loss for the year ended Decemeber 31, 2009	—	—	—	(115,605)	—	—	(115,605)

Balance, December 31, 2009	11,425,903	5,713	1,641,088	(1,003,637)	(40,000)	(20,000)	623,164

Stock option expense	—	—	61,438	—	—	—	61,438

Net loss for the year ended Decemeber 31, 2010	—	—	—	(24,127)	—	—	(24,127)

Balance, December 31, 2010	11,425,903	$5,713	$1,702,526	$(1,027,764)	(40,000)	$(20,000)	$660,475

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

Revenue Recognition

    The Company recognizes revenue in several ways: Initial fees from sale of franchises, market area sales to market developer partners, royalties (as a percentage of gross revenues) from franchisees, transfer fees upon assignment of franchise rights, equipment sales, rental of premises to franchisees and the re-sale of Company owned automotive repair centers which are abandoned or re-possessed and developed for potential sale to franchisees. The Company has also recognized revenue by identifying, purchasing and re-selling commercial real estate typically connected with locations which it leases to automotive operators.

    Franchise fee revenue for initial franchise fees and from market area sales to market developer partners is recognized upon the execution of a franchise agreement and when all material services or conditions relating to the sale have been successfully completed by the Company. Initial franchise fees are priced at $25,000 for a new location and market area rights are priced at $50,000 for the right to develop up to ten locations in a specified market area. Market developer partners receive a percentage of royalty fees for development and management of their market and are responsible for substantially all training and other services required in opening new franchises in their regions. The cost of a new franchise was increased from $25,000 to $29,900 effective in 2011. Royalty fees are recognized weekly as a percentage of franchisee sales typically specified at six percent under the Company’s standard franchise agreement.

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

Reclassifications

    Certain amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation.

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

NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	December 31, 2010	December 31, 2009
Trade receivables from franchisees	$578,916	$639,982

Installment loans due from January 1, 2011 with an interest rate of 6%	92,366	25,000
	671,282	664,982
Less allowance for doubtful accounts	(349,951)	(290,066)
	321,331	374,916
Less current portion	(321,331)	(349,916)

Non-current accounts and notes receivable	$—	$25,000

NOTE 3 – Property and Equipment

    Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)

Property and equipment, net of accumulated depreciation	$—	$—

    Depreciation expense for the years ended December 31, 2010 and 2009 was $0 and $1,799, respectively.

NOTE 4 - Intangible Assets

    Intangible assets consisted of the following:

	December 31, 2010	December 31, 2009
Trademarks (subject to amortization)	$45,196	$45,196
Franchise and market area rights (not subject to amortization)	311,912	358,600
	357,108	403,796
Less accumulated amortization	(124,220)	(122,758)
Intangible assets, net of accumulated amortization	$232,888	$281,038

    The Company incurred trademark costs of $0 and $1,097 in 2010 and 2009, respectively. For the years ended December 31, 2010 and December 31, 2009, the Company reflected losses on the impairment of franchise rights in the amounts of $46,688 and $40,276, respectively. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the years ended December 31, 2010 and December 31, 2009. The amortization expense was $1,462 and $1,462, respectively.

NOTE 5 – Credit Line

    In August 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line was secured by the assets of the Company. As of December 31, 2010, the Company has lost the credit line as a result of not utilizing the available line of credit for several years. The Company is in the process of applying to re-establish a line of credit.

NOTE 6 – Deposits on Franchises

    The Company, under the terms of its standard franchise agreement, typically receives a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the franchisee’s acceptance of a Tilden approved franchise location. These deposits are generally non-refundable after 180 days but the Company has allowed prospective franchisees to apply non-refundable deposits to a different location identified in the future. Total deposits on franchises amounted to $183,000 and $198,000 in 2010 and 2009, respectively.

NOTE 7 – Income Taxes

    Tilden Associates Inc. and subsidiaries have elected to file consolidated income tax returns for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

    A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Years Ended
	December 31,
	2010	2009
Federal income tax (benefit) at 35% statutory income tax rate	$(7,807)	$(38,894)

Nondeductible increase non-taxable (decrease) in Allowance for doubtful accounts	20,960	(56,219)

Change in valuation allowance	(11,331)	99,593
Provision for income taxes	$1,822	$4,480

    Net operating loss carryovers at December 31, 2010 were approximately $535,000 and will expire in years from 2011 to 2030. The Company does not anticipate fully utilizing these carryovers in 2011.

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

    Future minimum lease payments under these operating leases at December 31, 2010 are as follows:

2011	$370,908
2012	382,035
2013	393,496
2014	401,366
2015	349,394
2016 and thereafter	1,367,050
$3,264,249

   Future minimum rental income on sub-leases at December 31, 2010 are as follows:

2011	$286,868
2012	293,674
2013	240,684
2014	247,905
2015	297,576
2016 and thereafter	1,837,516
$3,204,223

   The company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the years ended December 31 2010 and 2009 was $21,401 and $18,134, respectively.

    The future minimum annual rental payments at December 31, 2010 are as follows:

2011	$23,325
2012	24,675
2013	18,675
$66,675

Employment Agreements

    The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $181,000 during 2010. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. The employment agreement, as amended, expires in 2015. Additionally, Mr. Baskind’s agreement provides for other customary provisions.

NOTE 9 – Concentration of Credit Risk

    Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2010 one account exceeded federally insured limits by approximately $3,200 and at December 31, 2009 one account exceeded the federally insured limits by approximately $211,025. Also, at December 31, 2010 and December 31, 2009, the Company had accounts and notes receivable from franchisees of approximately $321,000 and $375,000, respectively, net of an allowance for doubtful accounts of approximately $350,000 and $290,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 10 - Related Party Transactions

Franchise Facilities

    The Company rents certain franchise locations owned or leased by the Company’s president and affiliates, which are sublet to franchisees. For the years ended December 31, 2010 and 2009, rent paid to the Company’s president and affiliates for real estate sublet was $64,478 and $23,444, respectively. During the year ended December 31, 2010, the Company was charged for underpaid prior rent in the amount of $41,000. The charge was paid to a realty company partially owned by the Company’s president. The Company is currently attempting to sell the rights to the location to a prospective franchisee. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the franchises occupying each facility.

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

    On December 22, 2008, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years. The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.01 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, was expensed $1,122 in 2009 and $6,353 in 2010.

    On December 17, 2009, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years. The $27,485 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.03 stock price, $0.02 exercise price, 2% risk free interest rate and 100% volatility, was expensed in 2010.

    On December 17, 2010, the Company granted a total of 1,150,000 stock options (600,000 options to the Company’s chief executive officer, 525,000 options to the Company’s two other directors, and 25,000 to a Company consultant. The options are exercisable at a price of $0.02 per share and expire in five years. The $27,600 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.03 stock price, $0.02 exercise price, 2.06% risk free interest rate and 100% volatility, was expensed in 2010.

    A summary of stock options activity for the years ended December 31, 2009 and 2010 are as follows:

Balance outstanding, January 1, 2009	1,150,000

Granted December 17, 2009	1,150,000

Balance outstanding, December 31, 2009	2,300,000

Granted December 17, 2010	1,150,000

Balance outstanding, December 31, 2010	3,450,000

    Stock options outstanding at December 31, 2010 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

December 22, 2008	1,150,000	1,150,000	$0.02	December 22, 2013

December 17, 2009	1,150,000	1,150,000	$0.02	December 17, 2014

December 17, 2010	1,150,000	1,150,000	$0.02	December 17, 2015

Total	3,450,000	3,450,000

NOTE 12 – Franchises and Market Area Activities

Franchises

    During the years ended December 31, 2010 and 2009, the Company sold none and three new franchises, respectively. As of December 31, 2010 and 2009, the Company had 40 and 43 active franchised locations. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment. The Company had no franchisor-owned repair shops in operation during the years ended December 31, 2010 and 2009.

Market Areas

    During the years ended December 31, 2010 and 2009, the Company sold no rights in 2010 and one right in 2009 to develop new market areas resulting in market area sales income of $0 and $50,000 during the respective years.

NOTE 13 – Retirement Plan

    In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2010. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the years ended December 31, 2010 and 2009, Company contributions to the plan (which are expensed when incurred) were $10,692 and $0, respectively.

NOTE 14 - Sale of Real Property

    In December 2010, the Company exercised its option to purchase certain real property in Houston, Texas from the lessor of a franchise location. The option had been originally stipulated as part of the signing of a long-term lease by the Company in June, 2000. The option was re-negotiated and executed in September, 2010. The cost of purchasing the real property from the lessor was approximately $391,000. The purchase was financed by cash on hand at the time of the purchase. The Company had identified a buyer for the location and was able to simultaneously sell the real property for $675,000 resulting in a profit of approximately $284,000. The Company also negotiated to lease the location from the buyer of the real property and sublet the location to a franchisee.

MICHAEL T. STUDER CPA P.C.
18 East Sunrise Highway, Suite 311
Freeport, N.Y. 11520
Phone: (516) 378-1000
Fax: (516) 546-6220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors and Stockholders of
Tilden Associates, Inc.

My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2010 and 2009 appears on page F-2. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-15, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for the years 2010 and 2009 and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
April 15, 2011

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SELLING,
GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2010	2009

Salaries and compensation expense	$197,150	$169,684
Officer’s salary	180,893	171,000
Stock option compensation expense	61,438	—
Payroll and other taxes	21,697	18,142
Employee benefits	10,692	—

Provision for doubtful accounts	122,909	269,345
Professional fees	70,609	79,091
Consulting	5,050	13,211

Rent	21,401	18,134
Office expense	19,520	14,095
Telephone expense	6,927	6,585

Fees and licenses	8,842	12,156
Amortization expense	1,462	1,462
Depreciation expense	—	1,799

Travel and entertainment	19,194	22,484
Trade shows	1,300	3,000
Training	—	2,500
Automobile expense	18,661	18,609

Advertising	1,600	4,542
Settlement expense	17,000	—
Insurance	12,195	6,968
Miscellaneous expense	3,660	2,971

	$802,200	$835,778

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

SIGNATURES

    In accordance with section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: April 15, 2011	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President	April 15, 2011
	Robert Baskind	Chief Executive Officer (Principal
Executive and Financial Officer)