Form 10-Q
period 2011-03-31
TILDEN ASSOCIATES INC
filed 2011-05-20
CIK 1027484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: May 17, 2011 was 11,385,903 shares of Common Stock -  $.0005 par value.

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

Table of Contents for Form 10-Q

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$553,301	$565,620
Accounts and notes receivable - net of allowance for doubtful accounts of $358,693 and $349,951 at March 31, 2011 and December 31, 2010, respectively	328,495	321,331
Inventory	4,300	4,300
Prepaid expenses and other current assets	18,456	25,856
Total current assets	904,552	917,107

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $124,850 and $124,220, respectively	232,258	232,888
Security deposits	68,985	73,985
Accounts and notes receivable, net of current portion	—	—
Total other assets	301,243	306,873
Total assets	$1,205,795	$1,223,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued expenses	$160,834	$197,503
Deposits on franchise and business acquisitions	183,000	183,000
Income taxes payable	17,948	19,770
Deferred Income	34,270	34,270
Total current liabilities	396,052	434,543

Security deposits	133,962	128,962
Total liabilities	530,014	563,505

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	5,713	5,713
Additional paid-in capital	1,702,526	1,702,526
Accumulated deficit	(1,012,458)	(1,027,764)
	695,781	680,475
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	675,781	660,475
Total liabilities and stockholders’ equity	$1,205,795	$1,223,980

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Initial franchise acquisition fees	$—	$5,000
Royalty fees	138,642	124,033
Sale of Company owned location	—	93,000
Rental income from realty rental	148,877	108,470
Miscellaneous income	2,085	3,813
Total Revenue	289,604	334,316

Cost of Operations

Broker Fees	—	12,000
Costs of locations purchased for resale	—	20,000
Franchise development fees	10,651	5,691
Rent paid for real estate sublet	111,470	102,554
Total Operating Costs	122,121	140,245

Gross Profit	167,483	194,071
Selling, general and administrative expenses	153,866	180,933
Income from operations before other income and expenses and provision for income taxes	13,617	13,138

Other Income
Interest income	1,690	3,453
Total other income	1,690	3,453

Income (loss) before provision for income taxes	15,307	16,591
Provision for income taxes
Current	—	—
Deferred	—	—
Net Income (loss)	$15,307	$16,591
Per Share Data
Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic	11,385,903	11,385,903
Diluted (including dilutive stock options outstanding)	12,294,467	12,256,777

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net Income (loss)	$15,307	$16,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630	366
Provision for doubtful accounts	16,970	27,670
Stock options expense	—	1,748
Changes in operating assets and liabilities
Accounts and notes receivable	(24,134)	(63,343)
Prepaid expenses and other current assets	7,400	—
Security deposits receivable	5,000	3,999
Accounts payable and accrued expenses	(36,670)	(68,607)
Deposits on franchise and business acquisitions	—	10,417
Income taxes payable	(1,822)	(2,679)
Security deposits payable	5,000	(4,000)
Net cash provided by (used for) operating activities	(12,319)	(77,838)

Investing Activities	—	—

Financing Activities	—	—

Net increase (decrease) in cash	(12,319)	(77,838)
Cash and cash equivalents at beginning of the period	565,620	488,909

Cash and cash equivalents at end of the period	$553,301	$411,071

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income Taxes Paid	$1,822	$1,400

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

NOTE 2 – Interim Financial Statements

The unaudited financial statements as of March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

NOTE 3 – Accounts and Notes Receivable

    Accounts and notes receivable consisted of the following:

	March 31,	December 31,
	2011	2010
Trade receivables from franchisees	$597,737	$578,916
Installment loan due January 1, 2011 with an interest rate of 6%	89,451	92,366
	687,188	671,282
Less allowance for doubtful accounts	(358,693)	(349,951)
	328,495	321,331
Less current portion	(328,495)	(321,331)
Non-current accounts and notes receivable	$—	$—

NOTE 4 – Property and Equipment

    Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)
Property and equipment, net of accumulated depreciation	$—	$—

    Depreciation expense for the three months ended March 31, 2011 and the year ended December 31, 2010 was $0.

NOTE 5 – Intangible Assets

    Intangible assets consisted of the following:

	March 31,	December 31,
	2011	2010
Trademarks	$45,196	$45,196
Franchise and market area rights	311,912	311,912
	357,108	357,108
Less accumulated amortization	(124,850)	(124,220)
Intangible Assets, net of accumulated amortization	$232,258	$232,888

    The Company incurred trademark costs of $0 during the three months ended March 31, 2011 and the year ended December 31, 2010. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. For the years ended December 31, 2010 and 2009, the Company reflected losses on the impairment of franchise rights in the amounts of $46,688 and $40,276, respectively. Of the intangible assets listed above, only trademarks have been amortized for the three months ended March 31, 2011 and the year ended December 31, 2010. The amortization expense was $630 and $366, respectively.

NOTE 6 – Deposits on Franchises

    The Company, under the terms of its standard franchise agreement, typically receives a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the franchisee’s acceptance of a Tilden approved franchise location. These deposits are generally non-refundable after 180 days but the Company has allowed prospective franchisees to apply non-refundable deposits to a different location identified in the future. Total deposits on franchises amounted to $183,000 at March 31, 2011 and December 31, 2010.

NOTE 7 – Credit Line

    In August, 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line was secured by the assets of the Company. In 2010, the Company lost the credit line as a result of not utilizing the available line of credit for several years. The Company is in the process of attempting to re-establish a line of credit.

NOTE 8 – Income Taxes

    Tilden Associates Inc. and its subsidiaries have elected to file a consolidated income tax return for Federal and New York State income tax purposes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

    A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	March 31,
	2011	2010
Federal income tax (benefit) at 35% statutory income tax rate	$5,357	$5,807

Nondeductible increase(nontaxable decrease) in allowance for doubtful accounts	3,060	9,685

Change in valuation allowance	(8,417)	(15,492)
Provision for income taxes	$—	$—

    Net operating loss carryovers at December 31, 2010 were approximately $535,000 and will expire in years from 2011 to 2030. The Company does not anticipate fully utilizing these carryovers in 2011.

NOTE 9 – Commitments and Contingencies

Leases

    The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company’s President (See Note 11). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases at March 31, 2011 are as follows:

2011	$370,908
2012	382,035
2013	393,496
2014	401,366
2015	349,394
2016 and thereafter	1,228,408
$3,125,607

    Future minimum rental income on sub-leases are as follows:

2011	$286,868
2012	293,674
2013	240,684
2014	247,905
2015	297,576
2016 and thereafter	1,688,639
$3,055,346

    The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the three months ended March 31, 2011 and 2010 was $6,390 and $5,994, respectively.

    The future minimum annual rental payments at March 31, 2011 are as follows:

2011	$23,325
2012	24,675
2013	12,285
$60,285

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

NOTE 10 –  Concentration of Credit Risk

    Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At March 31, 2011, no accounts exceeded federally insured limits and at December 31, 2010, one account exceeded the federally insured limits by approximately $3,200. Also, at March 31, 2011 and December 31, 2010, the Company had accounts and notes receivable from franchisees of approximately $328,000 and $321,000, respectively, net of an allowance for doubtful accounts of approximately $359,000 and $350,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 11 – Related Party Transactions

Franchise Facilities

    The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees. For the three months ended March 31, 2011 and 2010, rent paid to the Company’s president and affiliates for real estate sublet was $4,800 and $7,666 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

NOTE 12 – Stock Options

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

    A summary of stock options activity for the years ended December 31, 2009 and 2010 and for the three months ended March 31, 2011 are as follows:

Balance outstanding, January 1, 2009	1,150,000
Granted December 17, 2009	1,150,000
Balance outstanding, December 31, 2009	2,300,000
Granted December 17, 2010	1,150,000
Balance outstanding, December 31, 2010 and March 31, 2011	3,450,000

    Stock options outstanding at March 31, 2011 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
December 22, 2008	1,150,000	1,150,000	$0.02	December 22, 2013

December 17, 2009	1,150,000	1,150,000	$0.02	December 17, 2014

December 17, 2010	1,150,000	1,150,000	$0.02	December 17, 2015

Total	3,450,000	3,450,000

    The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in calculating diluted weighted average shares outstanding.

NOTE 13 – Franchises and Market Area Activities

Franchises

    During the three months ended March 31, 2011 and 2010, the Company sold 0 and 1 new franchise, respectively. As of March 31, 2011 and 2010, the Company had 43 and 44 active franchised locations, respectively. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

    During the three months ended March 31, 2011 and 2010, the Company sold no rights to develop new market areas.

NOTE 14 – Retirement Plan

    In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2010. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees.  For the three months ended March 31, 2011 and 2010, Company contributions to the plan (which are expensed when incurred) were $0.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 vs Three Months Ended March 31, 2010

    Revenue decreased to approximately $290,000 in the first quarter of 2011 from approximately $334,000 in the first quarter of 2010, representing a 13% decrease. The decrease in overall revenue was primarily attributed to decreases in sales of company owned locations and initial franchise acquisition fees of $93,000 and $5,000, respectively. This decrease was partially offset by increases in rental income and royalty fees of approximately $40,000 and $15,000, respectively. The decrease in sales of company owned locations was attributable to the sale of one company owned location during the first quarter of 2010 as compared to none in the first quarter of 2011. The decrease in initial franchise acquisition fees is attributable to the recording of a franchise transfer fee in connection with the sale of the company owned location in the first quarter 2010 compared to no initial franchise acquisition fees earned in the first quarter of 2011. During the year ended December 31, 2010 and through the first quarter 2011 the Company has been unable to sell a new franchise or market area which it attributes primarily to the continued difficulty for small businesses to obtain credit. Although the Company believes that the auto repair business continues to present opportunities for new locations, it cannot accurately forecast when it will see an increase in sales of new franchises and market areas. The increase in royalty fees recorded during the first quarter of 2011 compared with the first quarter of 2010 was primarily attributable to increased royalty fees remitted per franchise due to increased sales at several of the Company’s franchised locations during the first quarter of 2011. The increase in rental income is primarily attributable to the Company’s ability to collect past-due rent on two locations during the first quarter of 2011. The Company has not engaged in the operation of a company-owned store and has not been able to sell equipment since 2007. In prior periods the Company occasionally operated company owned locations, on a temporary basis, when it determined that such activity would enhance the potential re-sale value of its repossessed locations. The Company typically attempts to sell equipment to franchisees that open new Tilden locations and accordingly, equipment sales often correlate to initial franchise sales. Miscellaneous income is primarily made up of bad debt recoveries received in collection proceedings and commissions and rebates earned from vendors.

Cost of Operations decreased to approximately $122,000 in the first quarter of 2011 from approximately $140,000 in the first quarter of 2010, representing a 13% decrease. As a percentage of revenue, operating costs were 42% and 42%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in costs of locations purchased for resale and brokers fees of $20,000 and $12,000. This was offset by an increase in rent paid for real estate sublet of approximately $9,000 and franchise development fees of approximately $5,000. The decrease in the costs of location purchased for resale and brokers fees relates to the costs incurred in the repossession and sale of one location sold during the first quarter of 2010 as compared to none during the first quarter of 2011. The increase in rent paid for real estate sublet is a result of the Company’s obligation to pay rent on one more location during the first quarter of 2011 than during the first quarter of 2010. The increase in franchise development fees is attributable to increased payments to area developers who are paid a percentage of royalties and other revenue collected in their market areas.

    Selling, general and administrative expenses decreased to approximately $154,000 in the first quarter of 2011 from approximately $181,000 in the first quarter of 2010, representing a 15% decrease. The changes in the composition of selling, general and administrative expenses during the first quarter were predominately attributed to a decrease in bad debt expense, salaries and wages, office expense and settlement costs of approximately $9,000, $11,000, $7,000 and $5,000, respectively. These decreases were partially offset by an increase in professional fees of approximately $6,000. The decrease in bad debt expense during the first quarter of 2011 was attributable to a decrease in the number of franchises requiring reserve and write-off during the period. The decrease in salaries was primarily the result of the reduced number of employees from five in the first quarter of 2010 to four during the first quarter of 2011. The decrease in settlement costs during the first quarter of 2011 was attributable to the settlement of a legal matter relating to a merger and reorganization contemplated by the Company in 2008 which was paid in full in the first quarter of 2010. There were no settlement costs incurred during the first quarter of 2011. The increase in professional fees was the result of increased legal fees incurred in connection with collection of past due rent and royalties received during the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at March 31, 2011 was approximately $509,000, compared to working capital of approximately $483,000 at December 31, 2010.  The ratio of current assets to current liabilities was 2.3:1 at March 31, 2011 and 2.1:1 at December 31, 2010.  Cash used for operating activities in the first quarter of 2011 was approximately $12,000 compared to cash used for operating activities in the first quarter of 2010 of approximately $78,000.

    Cash and accounts and notes receivable decreased to approximately $882,000 at March 31, 2011 from approximately $887,000 at December 31, 2010, while accounts payable and accrued expenses decreased to approximately $161,000 at March 31, 2011 from approximately $198,000 at December 31, 2010.

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

The Company has approximately $509,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan in the short-term.  The Company will need to increase its franchise and market area sales  in order to maintain adequate liquidity on a long-term basis.

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

    Franchise fee revenue for initial franchise fees and from market area sales to market developer partners is recognized upon the execution of a franchise agreement and when all material services or conditions relating to the sale have been successfully completed by the Company.  Initial franchise fees are priced at $29,900 for a new location and market area rights are priced at $50,000 for the right to develop up to ten locations in a specified market area. Market developer partners receive a percentage of royalty fees for development and management of their market and are responsible for substantially all training and other services required in opening new franchises in their regions. The cost of a new franchise was increased from $25,000 to $29,900 effective in 2011.

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

Date: May 19, 2011	TILDEN ASSOCIATES, INC.

By: /s/ ROBERT BASKIND
Robert Baskind
President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures	Titles	Date

By: /s/ ROBERT BASKIND	Chairman of the Board, President	May 19, 2011
Robert Baskind	Chief Executive Officer (Principal
Executive and Financial Officer)