Form 10-Q
period 2011-06-30
TILDEN ASSOCIATES INC
filed 2011-08-22
CIK 1027484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: August 15, 2011 was 11,385,903 shares of Common Stock - $.0005 par value.

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

Table of Contents for Form 10-Q

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$508,542	$565,620
Accounts and notes receivable - net of allowance for doubtful accounts of $355,561 and $349,951 at June 30, 2011 and December 31, 2010, respectively	268,008	321,331
Inventory	4,300	4,300
Prepaid expenses and other current assets	6,352	25,856
Total current assets	787,202	917,107

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $125,481 and $124,220, respectively	231,627	232,888
Security deposits	68,985	73,985
Accounts and notes receivable, net of allowance for doubtful accounts of $20,915 and $ —, respectively	67,432	—
Total other assets	368,044	306,873

Total assets	$1,155,246	$1,223,980

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$144,416	$197,503
Deposits on franchise and business acquisitions	183,000	183,000
Income taxes payable	17,948	19,770
Deferred Income	34,270	34,270
Total current liabilities	379,634	434,543

Security deposits	128,962	128,962
Total liabilities	508,596	563,505

STOCKHOLDERS’ EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 11,425,903 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	5,713	5,713
Additional paid-in capital	1,702,526	1,702,526
Accumulated deficit	(1,041,589)	(1,027,764)
	666,650	680,475
Less: treasury stock - 40,000 shares, stated at cost	(20,000)	(20,000)
Total stockholders’ equity	646,650	660,475

Total liabilities and stockholders’ equity	$1,155,246	$1,223,980

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Initial franchise acquisition fees	$—	$5,000	$—	$10,000
Royalty fees	137,195	137,528	275,837	261,561
Sale of Company owned location	—	—	—	93,000
Rental income from realty rental	126,129	122,562	275,006	231,032
Miscellaneous income	3,038	2,624	5,123	6,437
Total Revenue	266,362	267,714	555,966	602,030

Cost of Operations

Broker Fees	—	3,333	—	15,333
Costs of locations purchased for resale	—	—	—	20,000
Franchise development fees	7,243	13,359	17,894	19,050
Rent paid for real estate sublet	119,071	121,712	230,541	224,266
Total Operating Costs	126,314	138,404	248,435	278,649

Gross Profit	140,048	129,310	307,531	323,381
Selling, general and administrative expenses	169,836	221,238	323,702	402,171
Loss from operations before other income and expenses and provision for income taxes	(29,788)	(91,928)	(16,171)	(78,790)

Other Income
Interest income	656	418	2,346	3,871
Total other income	656	418	2,346	3,871

Loss before provision for income taxes	(29,132)	(91,510)	(13,825)	(74,919)
Provision for income taxes
Current	—	—	—	—
Deferred	—	—	—	—
Net loss	$(29,132)	$(91,510)	$(13,825)	$(74,919)
Per Share Data
Basic earnings per share	$0.00	$0.01	$0.00	$0.01
Diluted loss per share	$0.00	$0.01	$0.00	$0.01

Weighted Average Shares Outstanding:
Basic	11,385,903	11,385,903	11,385,903	11,385,903

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net loss	$(13,825)	$(74,919)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	1,261	731
Provision for doubtful accounts	26,516	67,336
Stock options expense	—	33,838
Changes in operating assets and liabilities
Accounts and notes receivable	(40,625)	(76,710)
Prepaid expenses and other current assets	19,504	—
Security deposits receivable	5,000	—
Accounts payable and accrued expenses	(53,087)	(36,266)
Deposits on franchise and business acquisitions	—	(15,000)
Income taxes payable	(1,822)	(2,959)
Security deposits payable	—	7,000
Net cash used for operating activities	(57,078)	(96,949)

Investing Activities	—	—

Financing Activities	—	—

Net decrease in cash	(57,078)	(96,949)
Cash and cash equivalents at beginning of the period	565,620	488,909

Cash and cash equivalents at end of the period	$508,542	$391,960

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income Taxes Paid	$1,822	$2,679

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

NOTE 2 - Interim Financial Statements

The unaudited financial statements as of June 30, 2011 and for the six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the periods ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

NOTE 3 - Accounts and Notes Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2011	2010

Trade receivables from franchisees	$623,569	$578,916
Less allowance for doubtful accounts	(355,561)	(329,036)

	$268,008	$249,880

Notes receivable consisted of the following:

Two past due trade installment loans from franchisees arising from the purchase of franchises and related equipment with an interest rate of 6%. Each loan had a balloon payment due on January 1, 2011 as well as delinquent prior unpaid installments.

	June 30, 2011	December 31, 2010

Trade notes receivable from franchisees	$88,347	$92,366
Less allowance for doubtful accounts	(a) (20,915)	(20,915)
	67,432	71,451

Total accounts and notes receivable:

Gross receivable	$711,916	$671,282
Less allowance for doubtful accounts	(376,476)	(349,951)
	$355,440	$321,331

Current portion	$268,008	$321,331
Noncurrent portion	$67,432	—
	$355,440	$321,331

NOTE 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)
Property and equipment, net of accumulated depreciation	$—	$—

Depreciation expense for the six months ended June 30, 2011 and the year ended December 31, 2010 was $0.

NOTE 5 - Intangible Assets

Intangible assets consisted of the following:

	June 30,	December 31,
	2011	2010
Trademarks	$45,196	$45,196
Franchise and market area rights	311,912	311,912
	357,108	357,108
Less accumulated amortization	(125,481)	(124,220)
Intangible Assets, net of accumulated amortization	$231,627	$232,888

The Company incurred trademark costs of $0 during the six months ended June 30, 2011 and the year ended December 31, 2010. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. For the years ended December 31, 2010 and 2009, the Company reflected losses on the impairment of franchise rights in the amounts of $46,688 and $40,276, respectively. Of the intangible assets listed above, only trademarks have been amortized for the six months ended June 30, 2011 and the year ended December 31, 2010. The amortization expense was $1,261 and $366, respectively.

NOTE 6 – Deposits on Franchises

The Company, under the terms of its standard franchise agreement, typically receives a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the franchisee’s acceptance of a Tilden approved franchise location. These deposits are generally non-refundable after 180 days but the Company has allowed prospective franchisees to apply non-refundable deposits to a different location identified in the future. Total deposits on franchises amounted to $183,000 at June 30, 2011 and December 31, 2010.

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

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Six Months Ended June 30,
	2011	2010
Federal income tax (benefit) at 35% statutory income tax rate	$(4,839)	$(26,222)

Nondeductible increase(nontaxable decrease) in allowance for doubtful accounts	9,281	30,112

Change in valuation allowance	(4,442)	(3,890)

Provision for income taxes	$—	$—

Net operating loss carryovers at December 31, 2010 were approximately $535,000 and will expire in years from 2011 to 2030. The Company does not anticipate fully utilizing these carryovers in 2011.

NOTE 9 – Commitments and Contingencies

Leases

The Company, through various subsidiaries, sub-lets properties to several franchisees. Additionally, several franchisees sub-let property from affiliates of the Company’s President (See Note 11). Franchisees typically pay rent on these properties to the subsidiaries. In some circumstances, franchisees may pay rent directly to the lessors of the operating leases. Future minimum lease payments under these operating leases at June 30, 2011 are as follows:

2011	$185,454
2012	382,035
2013	393,496
2014	401,366
2015	349,394
2016 and thereafter	1,367,050

$3,078,795

Future minimum rental income on sub-leases are as follows:

2011	$143,434
2012	293,674
2013	240,684
2014	247,905
2015	297,576
2016 and thereafter	1,837,516

$3,060,789

The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the six months ended June 30, 2011 and 2010 was $12,780 and $11,189, respectively.

The future minimum annual rental payments at June 30, 2011 are as follows:

2011	$10,545
2012	24,675
2013	18,675

$53,895

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

NOTE 10 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At June 30, 2011, no accounts exceeded federally insured limits and at December 31, 2010, one account exceeded the federally insured limits by approximately $3,200. Also, at June 30, 2011 and December 31, 2010, the Company had accounts and notes receivable from franchisees of approximately $335,000 and $321,000, respectively, net of an allowance for doubtful accounts of approximately $376,000 and $350,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida and Colorado.

NOTE 11 - Related Party Transactions

Franchise Facilities

The Company rents certain Franchise locations owned or leased by the Company’s president and affiliates, which are sublet to Franchisees. For the six months ended June 30, 2011 and 2010, rent paid to the Company’s president and affiliates for real estate sublet was $13,235 and $15,332 respectively. Management believes that the lease payments made by the Company to these officers, directors, and affiliates are at fair market value and are approximately equal to the rent charged to the Franchises occupying each facility.

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

A summary of stock options activity for the years ended December 31, 2009 and 2010 and for the six months ended June 30, 2011 are as follows:

Balance outstanding, January 1, 2009	1,150,000

Granted December 17, 2009	1,150,000

Balance outstanding, December 31, 2009	2,300,000

Granted December 17, 2010	1,150,000

Balance outstanding, December 31, 2010 and June 30, 2011	3,450,000

Stock options outstanding at June 30, 2011 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

December 22, 2008	1,150,000	1,150,000	$0.02	December 22, 2013

December 17, 2009	1,150,000	1,150,000	$0.02	December 17, 2014

December 17, 2010	1,150,000	1,150,000	$0.02	December 17, 2015

Total	3,450,000	3,450,000

The Company uses the treasury stock method to account for the dilutive effect of unexercised stock options in calculating diluted weighted average shares outstanding.

NOTE 13 – Franchises and Market Area Activities

Franchises

During the six months ended June 30, 2011 and 2010, the Company sold 0 and 1 new franchise, respectively. As of June 30, 2011 and 2010, the Company had 43 and 43 active franchised locations, respectively. Throughout each year several franchises are returned to the Company’s control either through foreclosures or abandonment.

Market Areas

During the six months ended June 30, 2011 and 2010, the Company sold no rights to develop new market areas.

NOTE 14 – Retirement Plan

In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2010. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the six months ended June 30, 2011 and 2010, Company contributions to the plan (which are expensed when incurred) were $10,850 and $0, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 vs Three Months Ended June 31, 2010

Revenue decreased to approximately $266,000 in the second quarter of 2011 from approximately $268,000 in the second quarter of 2010, representing a 1% decrease. The decrease in overall revenue was primarily attributed to a decrease in initial franchise acquisition fees of $5,000. This decrease was partially offset by an increase in rental income of approximately $3,000. The decrease in initial franchise acquisition fees is attributable to the recording of a franchise transfer fee in connection with the sale of the company owned location in the second quarter 2010 compared to no initial franchise acquisition fees earned in the second quarter of 2011. The increase in rental income was attributable to an increase in the rents charged to locations subleased to franchisees during the second quarter of 2011. The Company has not engaged in the operation of a company-owned store and has not been able to sell equipment since 2007. In prior periods the Company occasionally operated company owned locations, on a temporary basis, when it determined that such activity would enhance the potential re-sale value of its repossessed locations. The Company typically attempts to sell equipment to franchisees that open new Tilden locations and accordingly, equipment sales often correlate to initial franchise sales. Miscellaneous income is primarily made up of bad debt recoveries received in collection proceedings and commissions and rebates earned from vendors.

Cost of Operations decreased to approximately $126,000 in the second quarter of 2011 from approximately $138,000 in the second quarter of 2010, representing a 9% decrease. As a percentage of revenue, operating costs were 47% and 52%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in franchise development fees, broker fees and rent paid for real estate sublet of $6,000, $3,000 and $2,600, respectively. The decrease in the franchise development fees and brokers fees relates to the costs incurred in the repossession and sale of one location sold during the second quarter of 2010 as compared to none during the second quarter of 2011. The decrease in rent paid for real estate sublet is a result of the Company’s obligation to pay rent on one less location during the second quarter of 2011 than during the second quarter of 2010 partially offset by increases in rent expense at remaining subleased locations.

Selling, general and administrative expenses decreased to approximately $170,000 in the second quarter of 2011 from approximately $221,000 in the second quarter of 2010, representing a 23% decrease. The changes in the composition of selling, general and administrative expenses during the second quarter were predominately attributed to a decrease in salaries and wages, bad debt expense, and travel and entertainment of approximately $44,000, $30,000, and $3,000, respectively. These decreases were partially offset by an increase in employee benefits, professional fees and auto expense of approximately $11,000, $10,000, and $2,000 respectively. The decrease in salaries and compensation was primarily the result of 1) ) the Company’s revision of the service period covered by stock options from five years to, all currently earned, at June 30, 2010. During the three months ended June 30, 2010, the Company recorded compensation expense of $33,838 on the options as compared to none in the second quarter of 2011, and 2) the reduced number of employees from five in the second quarter of 2010 to four during the second quarter of 2011. The decrease in bad debt expense during the second quarter of 2011 was attributable to a decrease in the number of franchises requiring reserve and write-off during the period. The decrease in travel and entertainment costs during the second quarter of 2011 was attributable to the Company’s efforts to reduce overhead costs. The increase in professional fees was the result of increased legal fees incurred in connection with collection of past due rent and royalties received during the second quarter of 2011. The increase in employee benefits is a result of the Company’s expensing of an elective contribution to its 401k plan in the amounts of $11,000 and $0 during the second quarters ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 vs Six Months Ended June 30, 2010

Revenue decreased to approximately $556,000 through the second quarter of 2011 from approximately $602,000 through the second quarter of 2010, representing an 8% decrease. The decrease in overall revenue was primarily attributed to decreases in sales of company owned locations and initial franchise acquisition fees of $93,000 and $10,000, respectively. The decrease in sales of company owned locations was attributable to the sale of one company owned location during the first six months of 2010 as compared to none in the first six months of 2011. The decrease in initial franchise fees is attributable to the recording of a franchise transfer fee in connection with the sale of the company owned location in the first six months of 2011 compared to no initial franchise acquisition fees earned in the first six months of 2011. During the year ended December 31, 2010 and through the second quarter 2011 the Company has been unable to sell a new franchise or market area which it attributes primarily to the continued difficulty for small businesses to obtain credit. Although the Company believes that the auto repair business continues to present opportunities for new locations, it cannot accurately forecast when it will see an increase in sales of new franchises and market areas. The decreases in revenue were offset primarily by increases in royalty fees of approximately $14,000 and rental income of approximately $44,000. The increase in royalty fees recorded during the first six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was attributable to increased royalty fees remitted per franchise due to increased sales at several of the Company’s franchised locations. The increase in rental income is due to the Company’s ability to collect past-due rent on two locations during the six months ended June 30, 2011.

Cost of revenues decreased to approximately $248,000 through the second quarter of 2011 from approximately $279,000 through the second quarter of 2010, representing an 11% decrease. As a percentage of revenue, cost of revenues were 45% and 46%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in the cost of Company owned locations purchased for resale and brokers fees of, approximately $20,000 and $12,000 respectively. This was offset by an increase in rent paid for real estate sublet of approximately $6,000. The decrease in cost of Company owned locations purchased for resale and brokers fees relates to the costs incurred in the repossession and sale of one location sold during the first six months of 2010 as to none sold in the first six months of 2011. The increase in rent paid for real estate sublet is a result of the Company’s obligation to pay rent on one more location during the six months ending June 30, 2011 as compared to the six months ending June 30, 2010.

Selling, general and administrative expenses decreased to approximately $324,000 through the second quarter of 2011 from approximately $402,000 through the second quarter of 2010, representing a 20% decrease. The decrease in selling, general and administrative expenses through the second quarter was predominately attributed to decreases in salaries and wages, bad debt expense, office expense and settlement costs of approximately $55,000, $41,000, $5,000, and $5,000, respectively. The decreases were partially offset by increases in professional fees and employee benefits of $16,000 and $11,000, respectively. The decrease in bad debt expense was during the first six months of 2011 was attributable to a decrease in the number of franchises requiring reserve and write-off during the period. The decrease in salaries and compensation was primarily the result of 1) ) the Company’s revision of the service period covered by stock options from five years to all currently earned, at June 30, 2010. During the six months ended June 30, 2010, the Company recorded compensation expense of $33,838 on the options as compared to none through the second quarter of 2011, and 2) the reduced number of employees from five during the first six months of 2010 to four through the second quarter of 2011. The decrease in settlement costs during the first six months of 2011 was attributable to the settlement of a legal matter relating to a merger and reorganization contemplated by the Company in 2008 which was paid in full in the first six months of 2011. There were no settlement costs in the first six months of 2010. The increase in professional fees was the result of increased legal fees incurred in connection with collection of past due rent and royalties received during the first six months ending June 30, 2011. The increase in employee benefits is a result of the Company’s expensing of an elective contribution to its 401k plan in the amounts of $11,000 and $0 through the second quarters ended June 30, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 2011 was approximately $408,000, compared to working capital of approximately $483,000 at December 31, 2010. The ratio of current assets to current liabilities was 2.3:1 at June 30, 2011 and 2.1:1 at December 31, 2010. Cash used for operating activities through the second quarter of 2011 was approximately $57,000 compared to cash used for operating activities through the second quarter of 2010 of approximately $97,000.

Cash and accounts and notes receivable decreased to approximately $844,000 at June 30, 2011 from approximately $887,000 at December 31, 2010, while accounts payable and accrued expenses decreased to approximately $144,000 at June 30, 2011 from approximately $198,000 at December 31, 2010.

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

The Company has approximately $475,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan in the short-term. The Company will need to increase its franchise and market area sales in order to maintain adequate liquidity on a long-term basis.

The Company lost its line of credit during the year ended December 31, 2010.

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

Date: August 19, 2011	TILDEN ASSOCIATES, INC.

	By:	/s/ ROBERT BASKIND
Robert Baskind
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signatures		Titles	Date

By:	/s/ ROBERT BASKIND	Chairman of the Board, President	August 19, 2011
	Robert Baskind	Chief Executive Officer (Principal
Executive and Financial Officer)