Form 10-K
period 2011-12-31
Carrier Alliance Holdings, Inc.
filed 2013-02-21
CIK 1027484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-30754

CARRIER ALLIANCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3343019
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

120C Wilbur Place Bohemia, New York 11776
(Address of principal executive offices)

(646) 307-6911

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.005 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2012, was $87,973.

As of February 19, 2013, 85,608,596 shares of common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Carrier Alliance Holdings, Inc., formerly known as Tilden Associates, Inc.

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

All the numbers in this Report relating to the share capital of the Company reflect the one for ten (1:10) reverse stock split effectuated by the Company on May 3, 2012.

Overview

The Company was organized under the laws of the State of Delaware on June 26, 1995 under the name Tilden Associates, Inc. On April 27, 2012, in connection with the Share Exchange described below, the Company changed its name to Carrier Alliance Holdings, Inc.

On February 15, 2012, Tilden Associates, Inc. entered into a securities exchange agreement (the “Exchange Agreement”) with Carrier Alliance Group, Inc., a New York corporation (“Carrier Group”), and Chris Panzeca and James Stanco, the sole shareholders of Carrier (the “Carrier Shareholders”) pursuant to which the Carrier Shareholders transferred and contributed all of their shares in Carrier Group to the Company, resulting in our acquisition of all of the Carrier Group. In return, we issued to Messrs. Panzeca and Stanco an aggregate of 12,000,000 of our shares of common stock, par value $0.0005 per share (the “Tilden Exchange Shares”).

Immediately prior to the closing, the Company assigned all its assets and liabilities, including any cash, accounts receivable and franchising contracts held by the Company, to Tilden International, Inc., a Nevada corporation, and a wholly owned subsidiary of the Company (“Tilden International”). Also, the shares of stock of each subsidiary of the Company which existed prior to the closing of the Share Exchange, were assigned to Tilden International. Pursuant to the terms of the Exchange Agreement, the Company was supposed to effectuate a spin-out of Tilden International and all assets of the Company to the stockholders of record of the Company as a separate entity from the Company. The Exchange Agreement also provided that for two years from the closing, Tilden International or its designees or assigns will own no less than 6% of the issued and outstanding shares of capital stock of the Company on a fully diluted basis (the “Tilden Equity Interest”), other than issuances of capital stock relating (i) the consummation of any financing transaction unrelated to any of the parties or their respective affiliates, unless the Company receives at least $50,000 in such transaction, (ii) a merger, acquisition or other business combination unrelated to any of the parties or their respective affiliates, (iii) commencing on or after the one year anniversary of the closing, a stock option plan approved by the Company’s board of directors or (iv) the issuance of one share of preferred stock to each of Messrs. Panzeca and Stanco which provides said persons with a majority shareholder vote.

On February 15, 2012 in connection with the Share Exchange, we issued a senior secured promissory note (the “Note”) in favor of Tilden International in the amount of $50,000. Although the note is past due, it was modified by the parties as described below.

As a result of the Share Exchange and the other transactions contemplated thereunder, Carrier Group was to become a subsidiary of the Company and Tilden International became a wholly owned subsidiary of the Company.

On November 14, 2012, the parties entered into an agreement pursuant to which the Carrier Shareholders, in lieu of transferring their shares of Carrier Group, exchanged their shares of NetLinx Inc., a Delaware corporation (“NetLinx”) for the Tilden Exchange Shares. The shares of NetLinx transferred to the Company represented all of the issued and outstanding share capital of NetLinx on a fully-diluted basis, so that as of November 14, 2012 the parties agreed that NetLinx became a wholly-owned subsidiary of the Company. This agreement is meant to modify the Share Exchange Agreement signed in February so that the shares of Carrier Group will not be contributed to the Company.The parties also agree to modify the terms of the Note to increase the principal outstanding thereunder to $57,400, said amount and accrued interest thereon to be due and payable on December 31, 2012. The parties further agreed that the spin out of Tilden International as provided for in the Share Exchange Agreement should be deemed to occur as of March 31, 2012.

On February 15, 2012, the effective date of the closing of the Share Exchange, Robert Baskind resigned as Chief Executive Officer and Chief Financial Officer of the Company, Jason Baskind resigned as director of the Company, Christopher Panzeca was appointed as Chief Executive Officer and director of the Company and James Stanco was appointed as Chief Financial Officer and director of the Company.

Effective as of May 15, 2012, Robert Baskind resigned as a director of the Company.

As a result of the transactions described above, Tilden International and its business of selling franchisees shall no longer be a part of the Company as of March 31, 2012 and the Company will focus its resources on the business of NetLinx. Netlinx provides nationwide VOIP and traditional telecommunication services through several strategic partnerships as well as company operated platforms. Netlinx is classified as a provider of IP Dial Tone, These IP services create multiple benefits: Cost and Containment Savings, Simplified Management, and Risk Mitigation. Netlinx uses software that offers the end user much more than just access to information in real time, it also handles the provisioning as well. Netlinx bills its customers monthly through company generated invoices.

The Company signed an agreement with Nectar Services Corp. (“Nectar”) to purchase certain network equipment assets which will allow the Company to sell voice and data services. Prior to the equipment purchase, the Company had no revenues from the sale of voice and data services and owned no operating assets necessary to manage customer accounts over its own network. The agreement originally dated on March 14, 2012 and amended on November 30, 2012, provides that the Company is obligated to pay $80,000 to Nectar for the network equipment. The Company has made payments of $12,000 on May 2, 2012, $18,000 on May 25, 2012 and $5,000 on November 30, 2012, $20,000 on December 19, 2012, and $25,000 on January 30, 2013. The final payment due January 21, 2013 was presented to Nectar with a check dated January 30, 2013 which cleared the Company’s bank account on February 1. The final payment to Nectar was financed by loans made to the Company by its officers, Chris Panzeca and James Stanco with the intention of issuing promissory notes with similar terms as the December 20, 2012 promissory notes issued to them.

Business of Tilden International

Prior to the closing of the transactions contemplated by the Share Exchange, and currently through Tilden International, we sell franchises to franchisees for the operation of retail automotive centers known as “Tilden for Brakes Car Care Centers” (“Tilden Centers”). We retain the services of market developers in our industry who operate as franchise sales brokers.

In addition to Tilden International’s primary business of selling franchises and collecting royalties therefrom, its wholly-owned subsidiary, Tilden Equipment Corp., sells shop equipment for auto repair shops. Tilden Equipment typically attempts to sell equipment to franchisees that open new locations and accordingly, equipment sales often correlate to initial franchise sales. Tilden Equipment has not engaged in the operation of a company-owned store and has not been able to sell equipment since 2007.

In addition, Tilden International owns a number of realty corporations, which corporations are obligated on leases for one or more of the franchise locations.

Franchises

Tilden Centers are retail automobile service establishments devoted to the service and repair of the complete automobile. The business is the franchising, design, development and management supervision of automobile and truck repair and service centers. The franchises to be offered include the right to operate an automobile and truck repair and service center under the name “Tilden for Brakes Car Care Centers” and to receive instruction and advice from the company in the methods of operation that the company believes is most likely to assure the franchisee’s success.

Tilden International, as a result of the expenditure of time, skill, effort and money, has developed a distinctive system for the establishment and operation of Tilden Centers (the “Tilden System”). The distinguishing characteristics of the Tilden System include, without limitation, (i) site selection guidelines; (ii) Tilden Center construction and layout; (iii) equipment selection; (iv) purchasing and inventory control methods; (v) accounting methods; (vi) merchandising, advertising, sales, and promotional techniques; (vii) product and service guarantees; (viii) personnel training; distinctive interior and exterior design, features and furnishings; and (ix) other features relating to the operation of Tilden Centers. Tilden Centers are identified by various trademarks, trade names, service marks, logos, emblems, and trade dress consisting of or containing the words “Tilden for Brakes Car Care Centers”, “Tilden”, and/or related words, letters, and symbols.

Tilden Centers are generally located in urban or heavily populated suburban areas. Tilden customers are primarily the owners of foreign and domestic automobiles, sports utility vehicles, light trucks, and vans.

The market for automotive services is well developed. Our franchises compete with other businesses performing similar services, including franchised mufflers and brake shops, automobile service departments of national and regional department stores, service stations, motor vehicle dealerships, and other automotive repair centers. Automotive services are sold at a price predetermined by the franchisee to its customer; the company does not establish prices at which the franchisees must offer its goods or services.

Under the terms of its standard franchise agreement, the company will typically receive a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the acceptable on a Tilden approved franchise location. Total deposits on franchises amounted to $173,000 at December 31, 2011.

During the year ended December 31, 2011, Tilden sold one new franchise. As of December 31, 2011, the company had 40 active franchised locations. Historically throughout most years several franchises are returned to the company’s control either through foreclosures or abandonment. The Company had no franchisor-owned repair shops in operation during the years ended December 31, 2011 and 2010.

Employees

During the year ended December 31, 2012, we currently had three full time employees in our corporate office.

Intellectual Property

During the year ended December 31, 2012 and prior to the spin out of Tilden International deemed effective as of March 31, 2012, the company owned various trademarks and tradenames related to the business of Tilden International, such as “Tilden Brake World”, “Tilden Brake Shop” and Tilden Car Center for Brakes”.

Governmental Regulation

Franchising is regulated by the Federal Trade Commission and many states. The Company believes it is in compliance with all the rules of the Federal Trade Commission and is registered in the following states to sell franchises: California, Florida, Indiana, Minnesota, New York, Rhode Island, and Virginia. There are approximately 35 states, which have no registration requirements.

Competition

Tilden International generally competes in the sale of franchises with other companies of similar size and similar resources. The larger automotive franchises typically already exist in the areas where Tilden International seeks to sell its franchises and are therefore not competing for franchise location sales in these areas.

Tilden International’s individual franchisees compete with other franchise operators, large company run stores and individual operators, both brake specialists and parties performing general automotive repairs. The company believes that its franchise operators are able to compete, both financially and in providing service, with its competitors.

Item 1A. Risk Factors.

In accordance with Rule 229.10(f) of Regulation S-K, we are not required to provide risk factors because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company’s current offices are located at 120C Wilbur Place, Bohemia New York 11776. The Company has a month to month lease on such property for which it pays $1,000. The space is sufficient for the Company’s needs for the foreseeable future.

Franchise Facilities

The Company rents certain franchise locations owned or leased by the Company’s President and affiliates, which are sublet to franchisees. For the years ended December 31, 2011 and 2010, rent paid to the Company’s President and affiliates for real estate sublet was $28,658 and $64,478, respectively. During the year ended December 31, 2010, the Company was charged for underpaid prior rent in the amount of $41,000. The charge was paid to a realty company partially owned by the Company’s President. The Company is currently attempting to sell the rights to the location to a prospective franchisee.

Item 3. Legal Proceedings.

On April 16, 2012, litigation was commenced in the Supreme Court, State of New York by Conroe, LLC a/s/o Global Real Estate, LLC against Tilden Associates, Inc., Tilden Hempstead, Inc. and Robert Baskind. This proceeding emanates from a lease agreement that Tilden Hempstead, Inc. held as a tenant in Florida with Global Real Estate, LLC as landlord, and Tilden Associates, Inc. was not a party to this lease. Tilden Hempstead, Inc. ultimately did not appear in the Florida action, and a default judgment was entered against Tilden Hempstead in the Florida court, in the amount of $177,437.88.

In April 2011 a subsidiary of the Company, Tilden Hempstead, Inc. was adjudged liable to the above referenced Florida landlord of a property which Tilden Hempstead, Inc. subleased to a franchisee under a sublease agreement. The location was abandoned by the franchisee and relinquished by Tilden Hempstead Inc. during 2011. The judgment is for $177,438 and includes rent, real estate taxes, sales tax, insurance and accrued late fees. Tilden Hempstead, Inc., which has nominal assets, did not challenge the claim. Originally, the landlord sought to enter the judgment in New York against Tilden Hempstead, Inc., but subsequently brought the proceeding against the three defendants, seeking to collect against Tilden Associates, Inc., and attempting to pierce the corporation veil against Mr. Baskind. The Company and Mr. Baskind are defending this action.

The Company has asserted that the liability is limited to Tilden Hempstead, Inc., and does not intend to pay the Florida judgment. The Company has recognized a $177,438 loss in 2011 for this event (included in other expenses in the accompanying consolidated statement of operations and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011.

Other than as described above, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our shares of common stock began trading under the symbol “TLDN” on the Pink Sheets of the National Quotation Bureau. Currently our shares are trading under the symbol “CAHI” on OTC Pink Sheets with a stop sign since we are no longer current in our reporting obligations

The following table sets forth the high and low trade information for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions. The prices do not reflect the 1 for 10 reverse stock split which was effective May 3, 2012.

Quarter ended	Low Price	High Price

March 31, 2010	$.02	.04
June 30, 2010	$.03	.04
September 30, 2010	$.03	.05
December 31, 2010	$.02	.05
March 31, 2011	$.03	.03
June 30, 2011	$.02	.02
September 30, 2011	$.03	.03
December 31, 2011	$.03	$.03

(b) Holders

As of February 13, 2013, 83,608,596 shares of the Company’s common stock are currently outstanding held by approximately 52 shareholders of record.

Dividends

We have not declared or paid any dividends on our common stock and intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying dividends on our common stock for the foreseeable future. There are no restrictions on our present ability to pay dividends to stockholders of our common stock, other than those prescribed by Delaware law.

Equity Compensation Plans

From May 1998 to December 2005, the Company adopted several Tilden Associates, Inc. Stock Option Plans (“the Plans”) on an annual basis. During the year ended December 31, 2011, there were 345,000 options outstanding under the Plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On April 13, 2012, Carrier issued a promissory note in the amount of $10,000 to H.G. Donti, LLC. Interest on said note accrues at the rate of 15% per annum and the note matured on August 13, 2012. As additional consideration, Carrier was required to deliver the note holder 15,000 restricted shares of common stock and 10,000 restricted shares of common stock (which has not yet occurred).

The Company agreed to issue 50,000 restricted shares of common stock to Christina Smith in connection with the issuance of the Promissory Note dated May 16, 2012 in the original principal amount of $20,000 issued to Christina Smith.

The Company agreed to issue 50,000 restricted shares of common stock to Ferdinand Morabito in connection with the issuance of the Promissory Note dated May 16, 2012 in the original principal amount of $20,000 issued to Ferdinand Morabito.

The Company agreed to issue 50,000 restricted shares of common stock and 30,000 restricted shares of common stock to Jimmy Eger in connection with the issuance of the Promissory Note dated April 13, 2012 in the original principal amount of $40,000 to Jimmy Eger.

The shares were issued in connection with loans made by these persons to the Company. Each of these loans are currently in default.

As of July 17, 2012, the Company issued 6,000,000 shares of common stock to Christopher Panzeca and 6,000,000 shares to James Stanco in accordance with the transactions contemplated by the Share Exchange Agreement.

As of July 17, 2012, the Company issued 16,000,000 shares of common stock to Christopher Panzeca, 16,000,000 shares to James Stanco and 4,500,000 shares to Tilden International.

In September 2012, the Company issued 36,750,000 shares of freely tradable common stock to an aggregate of 20 holders of debt, pursuant to a debt conversion agreement. Each of these holders received the debt as an assignment from Advanta Management Consulting, Inc. (“Advanta”), an entity controlled by a consultant to the Company, which had acquired the rights to the debt owed by the Company to Michael Krome, Esq., (“Krome”) for legal services he rendered to the Company in 2003 through 2007 pursuant to an assignment of debt agreement between Advanta and Krome for nominal consideration paid by Advanta to Krome. Invoices from Krome, totaling approximately $38,000 approved by Baskind, were initially not on the books of the Company prior to December 31, 2011. We adjusted the financial statements to include the $38,000 in accounts payable and accrued expenses at December 31, 2011 and as professional fees in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011.

In December 2012, the Company became aware that 2,000,000 of the shares issued pursuant to the debt conversion were issued to an entity related to Advanta, which it believed to have been issued in error. The Company has requested that the consultant return the 2,000,000 shares with the intention that the shares will be cancelled.

Pursuant to the debt conversion agreement between the Company (authorized by Panzeca and Stanco) and the assignees, a total of $18,375 of the $38,000 Krome debt was satisfied through the issuance of the 36,750,000 freely tradable shares of our common stock at the conversion price of $0.0005 per share. Based on the August 10, 2012 closing trading price (first date which stock traded subsequent to the July 17, 2012 date the Board of Directors authorized the issuance of the stock) of $0.08 per share, the fair value of the 36,750,000 shares was $2,940,000. The $2,921,625 excess of the fair value over the par value of the stock will be expensed as stock based compensation during the three months ended September 30, 2012. If and when the 2,000,000 shares issued to DPLNY are effectively cancelled, the fair value of those shares will be credited to stock based compensation expense for approximately $160,000 in the period the cancellation takes place.

In September, 2012, the Company issued 5,000,000 shares of common stock to Christopher Panzeca and 5,000,000 shares to James Stanco.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6..

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2011 vs Twelve Months Ended December 31, 2010

Revenue decreased to approximately $1,149,000 in the year 2011 from approximately $1,404,000 in the year 2010, representing a 18% decrease. The decrease in revenue was primarily attributable to gains on the sale of real estate of approximately $284,000 in 2010 and a decrease in sales of Company owned locations of approximately $78,000 in 2011. The gain on sale of real estate purchased for re-sale was a result of the Company’s purchase and simultaneous sale, during 2010, of a location on which it was and continues to lease a franchise location. The Company did not engage in any real estate purchases or sales during 2011. The Company sold one company owned location during each of the twelve month periods ending December 31, 2011 and 2010 respectively; however, the proceeds on the sale were lower on the 2011 sale resulting in less of a gain. The decreases in revenue were offset primarily by increases in rental income, initial franchise acquisition fees, miscellaneous income and royalty fees of $61,000, $30,000, $23,000 and $16,000, respectively. The increase in rental income was attributable to an increase in the rents charged to locations subleased to franchisees during the year 2011. The increase in initial franchise acquisition fees was attributable to the recording of one initial franchise acquisition fee and one franchise transfer fee earned in the year 2011 compared to no initial franchise acquisition fees or sale of company owned location revenue earned in 2010. The increase in royalty fees recorded during the twelve months ended December 31, 2011 as compared to the twelve months ended December 31, 2010 was attributable to increased royalty fees remitted per franchise due to increased sales at several of the Company’s franchised locations. During the year ended December 31, 2010 and into the third quarter of 2011, when the Company recorded one initial franchise sale, the Company had been unable to sell a new franchise or market area which it attributes primarily to the continued difficulty for small businesses to obtain credit. Although the Company believes that the auto repair business continues to present opportunities for growth and accordingly for the opening of new locations, it cannot accurately forecast when it will see an increase in sales of new franchises and market areas.

Cost of revenues decreased to approximately $508,000 in the year 2011 from approximately $584,000 in 2010, representing a 13% decrease. As a percentage of revenue, cost of revenues were 43% and 42%, respectively for the periods reported. The overall decrease was primarily attributable to decreases in broker’s fees, and the cost of Company owned locations purchased for resale of, approximately $56,000 and $20,000 respectively. This was offset by an increase in rent paid for real estate sublet of approximately $6,000. The decreases in brokers fees and cost of Company owned locations purchased for resale relate to the costs incurred in the repossession and sale of one location sold during the year 2010. The increase in rent paid for real estate sublet is a result of the Company’s obligation to pay rent on one more location during the year ending December 31, 2011 as compared to the year ending December 31, 2010.

Selling, general and administrative expenses decreased to approximately $788,000 in 2011 from approximately $802,000 in 2010, representing a 2% decrease. The decrease in selling, general and administrative expenses in 2011 was predominately attributed to decreases in salaries and wages and other compensation, and settlement costs of approximately $69,000 and $17,000, respectively. The decreases were partially offset by increases in bad debt expense, professional fees, and fees of $25,000, $12,000 and $9,000, respectively. The decrease in salaries and compensation was primarily the result of 1) the Company’s revision of the service period covered by stock options from five years to all currently earned, at June 30, 2010. During the year ended December 31, 2010, the Company recorded compensation expense of $61,538 on the options as compared to none in 2011, and 2) the reduced number of employees from four during a portion of 2010 to three throughout 2011 The decrease in settlement costs during 2011 was attributable to the settlement of a legal matter relating to a merger and reorganization contemplated by the Company in 2008 which was paid in full in 2010. The increase in bad debt expense in 2011 was attributable to a increase in the number of franchises requiring reserve and write-off during the period. The increase in professional fees was the result of increased legal fees incurred in connection with collection of past due rent and royalties received during the year ending December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2011 was approximately $339,000, compared to working capital of approximately $483,000 at December 31, 2010. The ratio of current assets to current liabilities was 1.77:1 at December 31, 2011 and 2.1:1 at December 31, 2010. Cash used for operating activities through the fourth quarter of 2011 was approximately $74,000 compared to cash used for operating activities through the fourth quarter of 2010 of approximately $107,000.

Cash and accounts and notes receivable decreased to approximately $802,000 at December 31, 2011 from approximately $887,000 at December 31, 2010, while accounts payable and accrued expenses increased to approximately $249,000 at December 31, 2011 from approximately $232,000 at December 31, 2010.

On December 30, 2011, Carrier Alliance Group, Inc. issued a convertible secured promissory note in the amount of $50,000 to H.G. Donti, LLC. Interest on said note accrues at the rate of 8% per annum and the note matured on June 1, 2012. The note is convertible at the option of the holder into shares determined by the greater of $0.20 per share or 70% of the average closing price of the common stock for ten trading days prior to conversion. Upon a financing of at least $1,000,000, the principal and accrued interest is automatically convertible at a conversion price per share equal to 70% of the price per share paid in the financing. Based on a conversion price of $0.20 per share (which is greater than the $0.03227 conversion price based on 70% of the ten day average closing price as of November 30, 2012), this note was convertible into 250,000 shares of common stock at that date.

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

The Company has approximately $339,000 in working capital. The Company believes that its working capital and cash generated by operations will be sufficient to implement its business plan in the short-term. The Company will need to increase its franchise and market area sales in order to maintain adequate liquidity on a long-term basis.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item. However, we do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-21 which appear at the end of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b) Management’s Assessment of Internal Control over Financial Reporting

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer have chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Controls Over Financial Reporting

During the most recently completed quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our current directors and executive officers.. There is no familial relationship amongthe directors and executive officers of the Company.

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE

Christopher Panzeca (1)	38	Chief Executive Officer and Director	2012

James Stanco (1)	31	Chief Financial Officer and Director	2012

(1)	On February 15, 2012, Mr. Christopher Panzeca and Mr. James Stanco were appointed as Chief Executive Officer and Director and Chief Financial Officer and Director of the Company, respectively.
(2)	On February 15, 2012, Mr. Robert Baskind resigned from his position as President and Chief Executive Officer of the Company. Mr. Baskind resigned as a director of the Company as of May 15, 2012.

The Company’s directors each serve for a one-year term or until their successors have been elected and qualified at the Company’s annual meeting of shareholders. The Company’s officers serve at the discretion of the Company’s board of directors, until their death, or until they resign or have been removed from office.

None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person.

Christopher Panzeca, Chief Executive Officer and Director

Christopher Panzeca is currently the Chief Executive Officer and director of the Company. In 2006, Mr. Panzeca founded Carrier Alliance Group, Inc. focusing on creating a telecommunications agency where retail customers can find quality service and use the latest technology. As the current Chief Executive Officer, Mr. Panzeca is responsible for overseeing the day to day operations of the Company. Due to Mr. Panzeca’s prior business experience in the telecommunications industry we believe he is qualified to serve on our Board of Directors.

James Stanco, Chief Financial Officer and Director

James Stanco is currently the Chief Financial Officer and director of the Company. In 2007, Mr. Stanco joined Carrier Alliance Group, Inc. where he has been responsible for management oversight and responsibility of all financial functions and capital resources of the Company, including corporate finance, project finance, corporate accounting, reporting and risk management. Prior thereto, from 2004 through 2007, Mr. Stanco owned and operated a mortgage brokerage firm. In this role, he was responsible for managing the sales force and day to day business operations. Due to Mr. Stanco’s prior business experience we believe he is qualified to serve on our Board of Directors.

Committees of the Board of Directors

Board of Directors

Our directors are elected by the stockholders to a term of one year and serve until his or her successor is elected and qualified. Our officers are appointed by the Board of Directors to a term of one year and serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the best of the Company’s knowledge, during the year ended December 31, 2011, no reports which were required were filed.

Code of Ethics

At this time, the Company has not adopted a Code of Ethics that applies to its directors, officers and key employees.

Board Nomination Procedure

There has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors since inception.

Item 11. Executive Compensation.

The following table sets forth information with respect to compensation paid by us to our executive officers during the two most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Robert Baskind	2011	$ 189,575
Chief Executive Officer,	2010	181,000			14,400				——
President (1)

(1) Robert and Jason Baskind resigned from the positions as officers of the Company on February 12,2012, in connection with the Share Exchange.

Robert Baskind resigned as a member of the Board of Directors of the Company as of May 15, 2012.

2011 Outstanding Equity Awards at Fiscal Year

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Robert Baskind	180,000	180,000		$0.20	(1)	0	0	0	0

(1) 60,000 options expire December 22, 2013, 60,000 options expire December 17, 2014 and 60,000 options expire December 17, 2015.

None of the directors received any compensation from the Company in their positions as directors.

Employment Agreements

The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $190,000 during 2011. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. On February 24, 2012, a new employment agreement was signed between Mr. Baskind and Tilden International Inc. (see NOTE 16-Subsequent Events) that expires March 1, 2022. The employment agreement, entitles Mr. Baskind to a salary of $197,534 in 2012 with five percent increases on an annual basis. Additionally, Mr. Baskind’s agreement provides for other customary provisions including health insurance and six weeks annual vacation. It also provides for a 25% bonus on his gross annual salary if the Company’s annual net income is $500,000 or greater. Finally, the Company may terminate this employment agreement upon the sale of the business as defined in the agreement, in which case Mr. Baskind is entitled to receive three years of compensation to effect his termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of February 19, 2013, our authorized capitalization was 200,000,000 shares of capital stock, consisting of 150,000,000shares of common stock, $0.0005 par value per share and 50,000,000 shares of blank check preferred stock, $0.0005 par value per share. As of February 19, 2013, there were 85,608,596 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote.

The following table sets forth, as of February 19, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of each owner who is an officer or director is c/o the Company at 120C Wilbur Place, Bohemia, New York 11776.

Name of Beneficial Owner (1)		Number of Shares		Percent of Class

Christopher Panzeca	2	21,600,000	(2)(3)	25.23%

Chief Executive Officer, President, Director

James Stanco	3	21,600,000	(3)(4)	25.23%

Chief Financial Officer, Director	7	8,000,000		9.34%

Advanta Management Consulting, Inc.	7	2,000,000		2.34%

John Cacchioli, Esq.		8,000,000		9.34%

All officers and directors as a group (2 persons)		43,200,000		50.46%

(1)	Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities. Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.
(2)	On February 15, 2012, Mr. Christopher Panzeca was appointed as our Chief Executive Officer and director effective immediately.
(3)	As described above in “Business”; “Overview”, on February 15, 2012 effective with the consummation of the transactions contemplated by the Share Exchange Agreement the Company issued 6,000,000 shares to each of the shareholders of Carrier.

(4)	On February 15, 2012, James Stanco was appointed as our Chief Financial Officer and director effective immediately.

(5)	The number above does not include the 180,000 options owned by Mr. Baskind to purchase 180,000 shares of common stock at $0.20 per share; 60,000 of said options expire December 22, 2013, 60,000 expire December 17, 2014 and 60,000 December 17, 2015. Mr. Baskind resigned from his position as a board member effective March 31, 2012.

(6)	Pursuant to the terms of the Share Exchange Agreement, Tilden International is to remain at no less than 6% of the share capital until February 2014.

(7)	Advanta Management Consulting, Inc., a Consultant of the Company is owned and controlled by James Zimbler. Mr. Zimbler was also deemed to have a controlling interest in DLPNY Inc., an entity which had received 2,000,000 shares as part of a debt conversion. The Company is in the process of trying to have these 2,000,000 shares cancelled by the Company’s Transfer Agent at the request of DPLNY, Inc. and the Company-See Note 16 to the Financial Statements entitled “Subsequent Events” under “Assignment of debt and debt conversion agreement”.

Description of Securities

On April 27, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to: (i) change the name of the Company from Tilden Associates, Inc. to Carrier Alliance Holdings, Inc.; (ii) increase the Company’s authorized capital stock from thirty million (30,000,000) shares to two hundred million (200,000,000) shares of capital stock; (iii) authorize the creation of fifty million (50,000,000) shares of blank check preferred stock; and (iv) effectuate a 1 for 10 (1:10) reverse stock split of the Company’s issued and outstanding shares of common stock.

Currently the Company has 85,608,596 shares of common stock issued and outstanding and no shares of preferred stock designated or issued.

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

Options

As of February 19, 2013, we had options to purchase an aggregate of 345,000 shares of our common stock outstanding, with an exercise price for the options at $0.20 per share.

Anti-Takeover Provisions

Our Articles of Incorporation and Bylaws contain provisions that may make it more difficult for a third party to acquire or may discourage acquisition bids for us. Our Board of Directors may, without action of our stockholders, issue authorized but unissued common stock. The issuance of additional shares to certain persons allied with our management could have the effect of making it more difficult to remove our current management by diluting the stock ownership or voting rights of persons seeking to cause such removal.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

The Company’s Bylaws provide for indemnification of directors and officers against certain liabilities. Officers and directors of the Company are indemnified generally for any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, has no reasonable cause to believe his conduct was unlawful.

The Company’s Articles of Incorporation further provides the following indemnifications:

(a) a director of the Corporation shall not be personally liable to the Corporation or to its shareholders for damages for breach of fiduciary duty as a director of the Corporation or to its shareholders for damages otherwise existing for (i) any breach of the director’s duty of loyalty to the Corporation or to its shareholders; (ii) acts or omission not in good faith or which involve intentional misconduct or a knowing violation of the law; (iii) acts revolving around any unlawful distribution or contribution; or (iv) any transaction from which the director directly or indirectly derived any improper personal benefit. If Nevada Law is hereafter amended to eliminate or limit further liability of a director, then, in addition to the elimination and limitation of liability provided by the foregoing, the liability of each director shall be eliminated or limited to the fullest extent permitted under the provisions of Nevada Law as so amended. Any repeal or modification of the indemnification provided in these Articles shall not adversely affect any right or protection of a director of the Corporation under these Articles, as in effect immediately prior to such repeal or modification, with respect to any liability that would have accrued, but for this limitation of liability, prior to such repeal or modification.

(b) the Corporation shall indemnify, to the fullest extent permitted by applicable law in effect from time to time, any person, and the estate and personal representative of any such person, against all liability and expense (including, but not limited to attorney’s fees) incurred by reason of the fact that he is or was a director or officer of the Corporation, he is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary, or agent of, or in any similar managerial or fiduciary position of, another domestic or foreign corporation or other individual or entity of an employee benefit plan. The Corporation shall also indemnify any person who is serving or has served the Corporation as a director, officer, employee, fiduciary, or agent and that person’s estate and personal representative to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by our directors, officers or controlling persons in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issues.

Item 13. Certain Relationships and Related Transactions.

On December 20, 2012 Carrier issued promissory notes to its president, Chris Panzeca and chief financial officer, James Stanco in the amounts of $15,000 and $10,000 respectively. Each of the notes bears interest at 6% and is payable on demand.

As of July 17, 2012, the Company issued 6,000,000 shares of common stock to Christopher Panzeca and 6,000,000 shares to James Stanco in accordance with the transactions contemplated by the Share Exchange Agreement.

As of July 17, 2012, the Company issued 16,000,000 shares of common stock to Christopher Panzeca, 16,000,000 shares to James Stanco and 4,500,000 shares to Tilden International.

In September 2012, the Company issued 36,750,000 shares of freely tradable common stock to an aggregate of 20 holders of debt, pursuant to a debt conversion agreement. Each of these holders received the debt as an assignment from Advanta Management Consulting, Inc. (“Advanta”), an entity controlled by a consultant to the Company, which had acquired the rights to the debt owed by the Company to Michael Krome, Esq., (“Krome”) for legal services he rendered to the Company in 2003 through 2007 pursuant to an assignment of debt agreement between Advanta and Krome for nominal consideration paid by Advanta to Krome. Invoices from Krome, totaling approximately $38,000 approved by Baskind, were initially not on the books of the Company prior to December 31, 2011. We adjusted the financial statements to include the $38,000 in accounts payable and accrued expenses at December 31, 2011 and as professional fees in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011.

In December 2012, the Company’s management became aware that 2,000,000 of the shares issued pursuant to the debt conversion, were issued to an entity with common ownership to Advanta which it believed to have been issued in error. The consultant has returned the 2,000,000 shares to the Company and the shares have been cancelled.

Pursuant to the debt conversion agreement between the Company (authorized by Panzeca and Stanco) and the assignees, a total of $18,375 of the $38,000 Krome debt was satisfied through the issuance of the 36,750,000 freely tradable shares of our common stock at the conversion price of $0.0005 per share. Based on the August 10, 2012 closing trading price of $0.08 per share, the fair value of the 34,750,000 (after reduction for the 2,000,000 shares returned to the Company) shares was $2,780,000. The $2,761,625 excess will be expensed as stock based compensation during the three months ended September 30, 2012.

In September, 2012, the Company issued 5,000,000 shares of common stock to Christopher Panceza and 5,000,000 shares to James Stanco.

Mr. Robert Baskind has an employment contract with Tilden Associates, Inc. that renews annually on the first day of each year and which entitled him to a salary of approximately $190,000 during 2011. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. On February 24, 2012, a new employment agreement was signed between Mr. Baskind and Tilden International Inc. (see NOTE 16-Subsequent Events) that expires March 1, 2022. The employment agreement, entitles Mr. Baskind to a salary of $197,534 in 2012 with five percent increases on an annual basis. Additionally, Mr. Baskind’s agreement provides for other customary provisions including health insurance and six weeks annual vacation. It also provides for a 25% bonus on his gross annual salary if the Company’s annual net income is $500,000 or greater. Finally, the Company may terminate this employment agreement upon the sale of the business as defined in the agreement, in which case Mr. Baskind is entitled to receive three years of compensation to effect his termination.

Tilden International, Inc., an affiliate of Robert Baskind, owns 6.75% of the Company, and is entitled to maintain such percentage until February 2014.

Item 14. Principal Accountant Fees and Services.

a. Audit Fees: Aggregate fees billed by Michael T. Studer CPA, P.C. (“Studer”) for professional services rendered for the audit of our annual financial statements included in Form 10-K and review of our financial statements included in Form 10-Q for the years ended December 31, 2011 and 2010 were approximately $25,000 and $25,000, respectively.

b. Audit-Related Fees: No fees were billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported under “Audit Fees” above in the years ended December 31, 2011 and 2010.

c. Tax Fees: No fees were billed by Studer for tax services for the year ended December 31, 2011 and December 31, 2010.

d. All Other Fees: There were no other fees billed by Studer for the year ended December 31, 2011 and December 31, 2010.

Audit Committee Pre-Approval Policies and Procedures

The Company’s Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent accounting firms. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

4.2	Allonge dated November 14, 2012 to the Senior Secured Promissory Note

10.2	Agreement dated November 14, 2012 regarding the Share Exchange Agreement among the parties signatories thereto

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

AND SUPPLEMENTAL INFORMATION

DECEMBER 31, 2011 AND 2010

MICHAEL T. STUDER CPA P.C.

18 East Sunrise Highway

Freeport, N.Y. 11520

Phone: (516) 378-1000

Fax: (516) 546-6220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Carrier Alliance Holdings, Inc. (formerly Tilden Associates, Inc.)

I have audited the accompanying consolidated balance sheets of Tilden Associates, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tilden Associates, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

September 12, 2012 (except as to Note 16, which is dated February 19, 2013)

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

Cash and cash equivalents	$491,316	$565,620
Accounts and notes receivable - net of allowance for doubtful accounts of $374,678 and $349,951 at December 31, 2011 and 2010, respectively	283,202	321,331
Inventory	4,300	4,300
Prepaid expenses and other current assets	—	25,856
Total current assets	778,818	917,107

Property and equipment, net of accumulated depreciation of $23,020 and $23,020, respectively	—	—

Intangible assets, net of accumulated amortization of $114,165 and $124,220, respectively	212,543	232,888
Accounts and notes receivable - net of allowance for doubtful accounts of $34,812 and $0, respectively	27,612	—
Security deposits	26,500	73,985
Total other assets	266,655	306,873
Total assets	$1,045,473	$1,223,980

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued expenses	$249,256	$231,773
Deposits on franchises	173,000	183,000
Income taxes payable	17,732	19,770
Total current liabilities	439,988	434,543

Security deposits	48,600	128,962
Total liabilities	488,588	563,505

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; 30,000,000 shares authorized; 1,158,590 and 1,142,590 shares issued at December 31, 2011 and 2010, respectively	579	571
Additional paid-in capital	1,687,660	1,707,668
Accumulated deficit	(1,131,354)	(1,027,764)
	556,885	680,475
Less: treasury stock at December 31, 2010 - 4,000 shares, stated at cost	—	(20,000)
Total stockholders' equity	556,885	660,475
Total liabilities and stockholders' equity	$1,045,473	$1,223,980

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
REVENUES
Initial franchise acquisition fees	$34,900	$5,000
Royalty fees	560,434	543,941
Gain on sale of real-estate purchased for re-sale	—	283,755
Sales of Company owned locations	20,100	98,000
Rental income	533,840	472,958

Total revenues	1,149,274	1,403,654

COST OF REVENUES
Brokers Fees	—	56,288
Costs of Company owned locations sold	—	26,224
Franchise development fees	40,090	43,382
Rent for real estate sublet	467,886	458,477
Total cost of revenues	507,976	584,371

Gross profit	641,298	819,283
Selling, general and administrative expenses	787,782	802,200

Income (Loss) from operations before other income and expenses and provision for income taxes	(146,484)	17,083

OTHER INCOME (EXPENSES)
Interest income	9,132	6,687
Income on reversal of accrued expenses and deposits deemed expired	227,212	—
Recognized loss pertaining to judgement on abandoned premises	(177,438)	—
Miscellaneous income	5,191	613
Loss on impairment of franchise and market area rights	(17,823)	(46,688)
Total other income (expenses)	46,274	(39,388)

Loss before provision for income taxes	(100,210)	(22,305)
Provision for income taxes	3,380	1,822
Net Loss	$(103,590)	$(24,127)

Per Share Data
Basic loss per share	$(0.06)	$(0.02)
Diluted loss per share	$(0.06)	$(0.02)

Weighted average shares outstanding-basic and diluted	1,138,590	1,138,590

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Adjusted to retroactively reflect the 1 for 10 reverse stock split effective May 3, 2012)

	Common stock		Additional Paid In	Accumulated	Treasury stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance, December 31, 2009	1,142,590	$571	$1,646,230	$(1,003,637)	(4,000)	$(20,000)	$623,164

Stock option expense	—	—	61,438	—	—	—	61,438

Net loss for the year ended Decemeber 31, 2010	—	—	—	(24,127)	—	—	(24,127)

Balance, December 31, 2010	1,142,590	$571	$1,707,668	$(1,027,764)	(4,000)	(20,000)	$660,475

Lapse of stop transfer instructions on prior year issuance of common stock	20,000	10	(10)	—	—	—	—

Cancellation of treasury stock	(4,000)	(2)	(19,998)	—	4,000	20,000	—

Net loss for the year ended Decemeber 31, 2011	—	—	—	(103,590)	—	—	(103,590)

Balance, December 31, 2011	1,158,590	$579	$1,687,660	$(1,131,354)	—	$—	$556,885

See notes to consolidated financial statements.

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,590)	$(24,127)
Adjustments to reconcile net (loss) to net cash provided by (used for) operating activities:
Loss on impairment of franchise and market area rights	17,823	46,688
Depreciation and amortization	2,522	1,462
Provision for doubtful accounts	147,421	122,909
Stock option expense	—	61,438
Changes in operating assets and liabilities:
Accounts and notes receivable	(136,904)	(69,324)
Prepaid expenses and other current assets	25,856	(21,692)
Security deposit receivable	47,485	(1,501)
Accounts payable and accrued expenses	17,483	(6,804)
Deposits on franchises	(10,000)	(15,000)
Income taxes payable	(2,038)	(19,501)
Security deposits payable	(80,362)	2,163
Net cash provided by (used for) operating activities	(74,304)	76,711

Cash flows from investing activities	—	—

Cash flows from financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(74,304)	76,711
Cash and cash equivalents at beginning of period	565,620	488,909
Cash and cash equivalents at end of period	$491,316	$565,620

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$5,418	$18,364

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

Reverse Stock Split

Effective May 3, 2012, the Company affected a 1 for 10 reverse stock split of its common stock (decreasing the issued and outstanding shares of its common stock from 23,585,903 shares to approximately 2,358,590 shares). The accompanying consolidated financial statements have been adjusted to retroactively reflect the reverse stock split.

Principles of Consolidation

The consolidated financial statements include all wholly owned subsidiaries. All inter-company profits and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

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

Income Taxes

The Company provides for income taxes under the provisions of Accounting Standards Codification (“ASC”) Topic No. 740, “Income Taxes”, which requires that an asset and liability based approach be used in accounting for income taxes.

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

Intangible Assets

Intangible assets are stated at cost less accumulated amortization. Intangible assets with an indefinite useful economic life, such as franchise and market area rights, were amortized through 2001 on a straight-line basis using an estimated economic life of 40 years. Effective January 1, 2002, in accordance with ASC 350, “Intangibles – Goodwill and Other” the Company ceased amortizing intangible assets with an indefinite useful economic life. Other intangible assets are amortized over their expected period of benefit on a straight-line basis.

Presently, the Company owns the trademarks “Tilden for Brakes Car Care Centers”, “Brakeworld”, The Brake Shop” and “American Brake Service”.

Goodwill

Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. Goodwill is tested for impairment annually or under certain circumstances, and written off when determined to be impaired. In accordance with ASC 350, “Intangibles – Goodwill and Other” the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of 2001. The Company conducts tests for impairment and goodwill that is determined to have become impaired is written off.

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

Stock-based Compensation

Effective January 1, 2006, the Company adopted ASC 718, “Compensation - Stock Compensation” for stock-based compensation. ASC 718 requires that the fair value of equity instruments (such as stock options) exchanged for services be recognized as an expense in the financial statements as the related services are performed. Prior to 2006, the Company followed APB Opinion No. 25 in accounting for stock-based compensation. APB Opinion No. 25 only required the recognition of compensation costs for stock options when the market price of the Company’s common stock at the date of grant exceeded the exercise price of the option.

Earnings Per Share

Earnings per share (“EPS”) has been calculated in accordance with ASC 260, “Earnings Per Share” which requires the presentation of both basic net income per share and net income per common share assuming dilution. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock options resulting in the issuance of common stock to stockholders who would then share in the earnings of the Company. ASC 260 precludes the inclusion of any potential common shares in the computation of any diluted per-share amounts when such inclusion is anti-dilutive.

Reclassifications

Certain amounts in the 2010 financial statements were reclassified to conform to the 2011 presentation.

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

NOTE 2 - Accounts and Notes Receivable

Accounts and notes receivable consisted of the following:

	December 31, 2011	December 31, 2010
Account receivable:
Trade receivables from franchisees	$635,493	$578,916
Less allowance for doubtful accounts	(374,678)	(329,036)
Net	260,815	249,880

Notes receivable:

Trade installment loans receivable from franchisees arising from the sale of franchisees and related equipment, secured by assets sold:
Loan receivable, interest at 6%, initially due with monthly installments of principal and interest of $641 and a balloon payment of $69,440 due May 31, 2011	69,624 (a)	69,572
Loan receivable, interest at 6%, due in monthly installments of principal and interest of $1,721 through September 30, 2012	15,187	—
Loan receivable, interest at 6%, initially due January 1, 2011	—	22,794
Total	84,811	92,366

Less allowance for doubtful accounts	(34,812)	(20,915)
Net	49,999	71,451

Total accounts and notes receivable-net	310,814	321,331

Less current portion	(283,202)	(321,331)

Non-current portion	$27,612	$—

(a)	The Company has continued to collect royalty fees from the franchisee and payments towards the installment loan and accrued interest as it continues to evaluate collectability for the installment loan.

NOTE 3 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2011	December 31, 2010
Machinery and shop equipment	$5,704	$5,704
Signage	5,623	5,623
Furniture	11,693	11,693
	23,020	23,020
Less accumulated depreciation	(23,020)	(23,020)
Property and equipment, net of accumulated depreciation	$—	$—

Depreciation expense for the years ended December 31, 2011 and 2010 was $0 and $0, respectively.

NOTE 4 - Intangible Assets

Intangible assets consisted of the following:

	December 31, 2011	December 31, 2010
Trademarks (subject to amortization)	$45,196	$45,196
Franchise and market area rights (not subject to amortization)	281,512	311,912
	326,708	357,108
Less accumulated amortization	(114,165)	(124,220)
Intangible assets, net of accumulated amortization	$212,543	$232,888

The Company incurred trademark costs of $0 and $0 in 2011 and 2010, respectively. For the years ended December 31, 2011 and December 31, 2010, the Company reflected losses on the impairment of franchise rights in the amounts of $17,823 and $46,688, respectively. The Company tests the carrying value of franchise and market area rights on a franchise-by-franchise basis and identifies individual franchise rights requiring write-down. Of the intangible assets listed above, only trademarks have been amortized for the years ended December 31, 2011 and December 31, 2010. The amortization expense was $2,522 and $1,462, respectively.

NOTE 5 – Deposits on Franchises

The Company, under the terms of its standard franchise agreement, typically receives a $15,000 deposit upon the signing of a franchise agreement and the balance of the franchise fee upon the franchisee’s acceptance of a Tilden approved franchise location. These deposits are generally non-refundable after 180 days but the Company has allowed prospective franchisees to apply non-refundable deposits to a different location identified in the future. Total deposits on franchises amounted to $173,000 at December 31, 2011 and $183,000 at December 31, 2010.

NOTE 6 – Credit Line

In August 2006, the Company secured a $250,000 revolving line of credit with a stated rate of interest of prime plus one percentage point. The line was secured by the assets of the Company. As of December 31, 2010, the Company had lost the credit line as a result of not utilizing the available line of credit for several years. The Company is in the process of applying to re-establish a line of credit.

NOTE 7 – Income Taxes

Tilden Associates Inc. and subsidiaries have elected to file consolidated income tax returns for Federal and New York State taxes. Tax expense is allocated to each subsidiary based on the proportion of its taxable income to the total consolidated taxable income.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

	Years Ended
	December 31,
	2011	2010
Federal income tax (benefit) at 35% statutory income tax rate	$(21,774)	$(7,807)

Nondeductible increase in allowance for doubtful accounts	20,839	20,960

State income taxes	3,380	1,822

Change in valuation allowance	935	(13,153)
Provision for income taxes	$3,380	$1,822

Net operating loss carryovers at December 31, 2011 were approximately $875,000 and will expire in years from 2012 to 2031. The Company does not anticipate fully utilizing these carryovers in 2012.

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

Future minimum lease payments under these operating leases at December 31, 2011 are as follows:

2012	$445,117
2013	450,341
2014	405,242
2015	410,074
2016	384,904
2017 and thereafter	1,054,065
$3,149,743

Future minimum rental income on sub-leases at December 31, 2011 are as follows:

F-11

2012	$383,814
2013	410,209
2014	371,909
2015	381,424
2016	390,470
2017 and thereafter	1,511,423
$3,449,249

The Company leases an office in New York under an agreement that commenced in October 2003 and expires in September 2013. Total gross rent expense for the years ended December 31 2011 and 2010 was $25,920 and $21,401, respectively.

The future minimum annual rental payments at December 31, 2011 are as follows:

2012	$24,225
2013	18,675
$42,900

In April 2011 a subsidiary of the Company, Tilden Hempstead, Inc. was adjudged liable to a Florida landlord of a property which Tilden Hempstead, Inc. subleased to a franchisee under a sublease agreement. The location was abandoned by the franchisee and relinquished by Tilden Hempstead Inc. during 2011. The judgement is for $177,438 and includes rent, real estate taxes, sales tax, insurance and accrued late fees. Tilden Hempstead, Inc., which has nominal assets, did not challenge the claim. The Company believes that the liability is limited to Tilden Hempstead, Inc. and does not intend to pay the judgement.

The Company has recognized a $177,438 loss in 2011 for this event (included in other expenses in the accompanying consolidated statement of operations and included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2011).

Employment Agreements

The President of the Company, Mr. Robert Baskind, has an employment contract that renews annually on the first day of each year and which entitled him to a salary of approximately $190,000 during 2011. In accordance with the terms of the employment contract, he is entitled to five percent increases on a yearly basis. On February 24, 2012, a new employment agreement was signed between Mr. Baskind and Tilden International Inc. (see NOTE 16-Subsequent Events) that expires March 1, 2022. The employment agreement, entitles Mr. Baskind to a salary of $197,534 in 2012 with five percent increases on an annual basis. Additionally, Mr. Baskind’s agreement provides for other customary provisions including health insurance and six weeks annual vacation. It also provides for a 25% bonus on his gross annual salary if the Company’s annual net income is $500,000 or greater. Finally, the Company may terminate this employment agreement upon the sale of the business as defined in the agreement, in which case Mr. Baskind is entitled to receive three years of compensation to effect his termination.

NOTE 9 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk include cash and accounts and notes receivable. At December 31, 2011 no accounts exceeded federally insured limits and at December 31, 2010 one account exceeded the federally insured limits by approximately $3,200. Also, at December 31, 2011 and December 31, 2010, the Company had accounts and notes receivable from franchisees of approximately $311,000 and $321,000, respectively, net of an allowance for doubtful accounts of approximately $409,000 and $350,000, respectively. Notes receivable, derived principally from sales of franchises and market areas, are collateralized by the franchise agreements to which they relate. Presently, a majority of the Company’s franchises are within the states of New York, Florida, Colorado and Texas.

NOTE 10 - Related Party Transactions

Franchise Facilities

The Company rents certain franchise locations owned or leased by the Company’s President and affiliates, which are sublet to franchisees. For the years ended December 31, 2011 and 2010, rent paid to the Company’s President and affiliates for real estate sublet was $28,658 and $64,478, respectively. During the year ended December 31, 2010, the Company was charged for underpaid prior rent in the amount of $41,000. The charge was paid to a realty company partially owned by the Company’s President. The Company is currently attempting to sell the rights to the location to a prospective franchisee.

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

From 1998 to 2005, the Company granted stock options to purchase a total of 703,830 shares of the Company’s common stock at exercise prices ranging from $0.10 per share to $30.00 per share. Through December 31, 2005, 3,250 options were exercised, 93,880 options expired or were forfeited, and 606,700 options remained outstanding at December 31, 2005.

On July 18, 2006, a derivative action was filed challenging the issuance of stock options by the Company to members of management and the Board of Directors between 2001 and 2005. In August of 2006, the Company rescinded the stock options issued in the years 2001 to 2005. On September 11, 2006, the action was settled.

On December 22, 2008, the Company granted a total of 115,000 stock options (60,000 options to the Company’s chief executive officer, 52,500 options to the Company’s two other directors, and 2,500 to a Company consultant. The options are exercisable at a price of $0.20 per share and expire in five years. The $7,475 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.10 stock price, $0.20 exercise price, 2% risk free interest rate and 100% volatility, was expensed $1,122 in 2009 and $6,353 in 2010.

On December 17, 2009, the Company granted a total of 115,000 stock options (60,000 options to the Company’s chief executive officer, 52,500 options to the Company’s two other directors, and 2,500 to a Company consultant. The options are exercisable at a price of $0.20 per share and expire in five years. The $27,485 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.30 stock price, $0.20 exercise price, 2% risk free interest rate and 100% volatility, was expensed in 2010.

On December 17, 2010, the Company granted a total of 115,000 stock options (60,000 options to the Company’s chief executive officer, 52,500 options to the Company’s two other directors, and 2,500 to a Company consultant. The options are exercisable at a price of $0.20 per share and expire in five years. The $27,600 fair value of the options, which was calculated using the Black-Scholes option pricing model using the following assumptions: $0.30 stock price, $0.20 exercise price, 2.06% risk free interest rate and 100% volatility, was expensed in 2010.

A summary of stock options activity for the years ended December 31, 2010 and 2011 are as follows:

Balance outstanding, December 31, 2009	230,000

Granted December 17, 2010	115,000

Balance outstanding, December 31, 2010	345,000

Granted in 2011	—

Balance outstanding, December 31, 2011	345,000

Stock options outstanding at December 31, 2011 consist of:

Date Granted	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date

December 22, 2008	115,000	115,000	$0.20	December 22, 2013

December 17, 2009	115,000	115,000	$0.20	December 17, 2014

December 17, 2010	115,000	115,000	$0.20	December 17, 2015

Total	345,000	345,000

NOTE 12 – Franchises and Market Area Activities

Franchises

During the years ended December 31, 2011 and 2010, the Company sold one and none new franchises, respectively. As of December 31, 2011 and 2010, the Company had 40 active franchised locations. Historically throughout most years several franchises are returned to the Company’s control either through foreclosures or abandonment. The Company had no franchisor-owned repair shops in operation during the years ended December 31, 2011 and 2010.

Market Areas

During the years ended December 31, 2011 and 2010, the Company sold no rights and accordingly did not recognize any income from sale of market area rights during the periods.

NOTE 13 – Retirement Plan

In November, 2006, the Company adopted a qualified deferred arrangement 401(k) plan where employees may contribute up to the Internal Revenue Service deferred compensation limit for 401(k) plans, which was $16,500 in 2011. The plan allows the Company to make optional non-elective contributions into the plan for full-time employees. For the years ended December 31, 2011 and 2010, Company contributions to the plan (which are expensed when incurred) were $10,850 and $10,692, respectively.

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

NOTE 15- Income on Reversal of Accrued Expenses and Deposits Deemed Expired

At December 31, 2011, the Company performed an analysis of accrued expenses and deposits payable. Based on the analysis the Company reversed a total of $227,212 of prior year accruals and unapplied deposits relating to abandoned locations and Company-owned stores and disputed vendor claims which are no longer probable of assertion. The Company recognized $227,212 of income in 2011 from these adjustments (which is included in other income in the accompanying consolidated statement of operations).

NOTE 16-Subsequest Events

NOTE 16-Subsequest Events

Transactions with Carrier Alliance Group, Inc.

On February 15, 2012 (the “Closing Date” or the “Closing”) Tilden Associates, Inc. (“we”, “our” or the “Company”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Company, Carrier Alliance Group, Inc., a New York corporation (“Carrier”), and Chris Panzeca and James Stanco as the sole shareholders of Carrier (the “Carrier Shareholders”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Carrier Shareholders transferred and contributed all of their shares in Carrier (the “Carrier Shares”) to the Company, resulting in our acquisition of all of the outstanding Carrier Shares. In return, we issued to the Carrier Shareholders (the “Share Exchange”), an aggregate of 1,200,000 shares of common stock (12,000,000 shares pre-split), par value $0.0005 per share (the “Common Stock”) of the Company (the “Tilden Exchange Shares”). The foregoing issuances of the Tilden Exchange Shares to the Carrier Shareholders constituted approximately 51% of our issued and outstanding Common Stock as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

Under the Exchange Agreement, immediately prior to Closing, the Company assigned (the “Assignment”) any and all assets and liabilities including without limitation, any cash, accounts receivable and franchising contracts held by the Company, to Tilden International, Inc., a Nevada corporation and a wholly owned subsidiary of the Company (“Tilden International”) until the March 31, 2011 effective date of the spin-out described below. Within 15 days of the completion of the Assignment, the shares of stock of each subsidiary of the Company which existed prior to the Closing Date were to be assigned to Tilden International (the “Subsidiary Assignment”). Upon notice by Mr. Robert Baskind to the board of directors of the Company (the “Tilden Board”), the Company was to effectuate the following actions: (i) spin-out Tilden International and all assets of the Company to the stockholders of record of the Company as of the date immediately prior to the Closing Date as a separate entity from the Company and (ii) within 5 days of the Subsidiary Assignment, the Company was to assign its corporate name, “Tilden Associates, Inc.” to Tilden International. Pursuant to the Amendment to the Share Exchange Agreement dated November 14, 2012 (see below), the spin-out was deemed effective March 31, 2012. The Company is currently in the process of arranging for delivery of Tilden International stock certificates to the stockholders of record of the Company immediately prior to the Closing Date, which will result in additional professional fees and transfer agent fees. The Tilden International shares expected to be delivered will be restricted shares and currently have no public trading market. Accordingly, the Tilden International shareholders may not be able to easily dispose of their shares.

Further, in accordance with the Exchange Agreement, for two years from the Closing Date, Tilden International or its designees or assigns shall own no less than 6% of the issued and outstanding shares of capital stock of the Company on a fully diluted basis (the “Tilden Equity Interest”), other than issuances of capital stock relating to or in connection with (i) the consummation of any financing transaction with a Person (as defined in the Agreement) unrelated to any of the Parties (as defined in the Agreement) or their respective affiliates, except the Company may enter into a financing transaction with a Person related to any of the Parties or their respective affiliates if the Company receives greater than or equal to $50,000, (ii) a merger, acquisition or other business combination with a Person unrelated to any of the Parties or their respective affiliates, (iii) commencing on or after the one year anniversary of the Closing Date, a stock option plan approved by the Tilden Board or (iv) the issuance of one share of preferred stock to each Carrier Shareholder which preference over the Common Stock provides the Carrier Shareholders solely with a majority shareholder vote.

Upon 10 days notice to the Company, at the election of Mr. Robert Baskind, the Exchange Agreement may have been reversed and the Parties returned to their respective positions prior to the Closing if any of the conditions or obligations contained in the Exchange Agreement did not occur, including without limitation, the Company failing to file the requisite Current Report on Form 8-K within 71 days of Closing (which did not occur).

In addition, on February 15, 2012, in connection with the Share Exchange we issued a Senior Secured Promissory Note (the “Note”) in favor of Tilden International in the amount of $50,000 (the “Principal Amount”) due the earlier of (i) the time which the Company files the amended Current Report on Form 8-K disclosing the audited financials of Carrier or (ii) April 15, 2012. It was deemed an event of default under the Note if the Company or Carrier breached the terms of the Exchange Agreement. To date, the $50,000 due Tilden International has not been paid.

As a result of the Share Exchange and the other transactions contemplated thereunder, Carrier and Tilden International became wholly owned subsidiaries of the Company. Our officer and directors approved the Exchange Agreement and the other transactions contemplated thereunder. The officers, directors and Carrier Shareholders approved the Exchange Agreement and the other transactions contemplated thereunder.

In connection with the Closing of the Exchange Agreement on the Closing Date, Mr. Robert Baskind resigned from his position as Chief Executive Officer and Chief Financial Officer of the Company, effective immediately. Mr. Robert Baskind remained a director of the Company until his resignation effective May 15, 2012. On the Closing Date, Mr. Jason Baskind and Mr. Arthur Singer resigned from their positions as directors of the Company, effective immediately. Further, on the Closing Date, Mr. Christopher Panzeca was appointed as Chief Executive Officer and director of the Company, effective immediately. Mr. James Stanco was appointed as Chief Financial Officer and director of the Company, effective immediately.

As of the closing date of the Exchange Agreement, the Company had 2,358,596 shares issued post 1 for 10 (1:10) reverse stock split.

Amendments to Share Exchange Agreement

On November 14, 2012, the parties entered into an agreement pursuant to which the Carrier Shareholders, in lieu of transferring their shares of Carrier Group, exchanged their shares of Netlinx Inc., a Delaware corporation (“NetLinx”) for the Tilden Exchange Shares. . The shares of NetLinx transferred to the Company represented all of the issued and outstanding share capital of NetLinx on a fully-diluted basis, so that as of November 14, 2012 NetLinx became a wholly-owned subsidiary of the Company. This agreement is meant to modify the Share Exchange Agreement signed in February so that the shares of Carrier Group will not be contributed to the Company. The parties also agree to modify the terms of the Note to increase the principal outstanding thereunder to $57,400, said amount and accrued interest thereon to be due and payable on December 31, 2012. The parties further agreed that the spin out of Tilden International as provided for in the Share Exchange Agreement should be deemed to occur as of March 31, 2012.

As a result of the transactions described above, Tilden International and its business of selling franchisees shall no longer be a part of the Company as of March 31, 2012 and the Company will focus its resources on the business of NetLinx. Netlinx was incorporated on February 28, 2012 and plans to provide nationwide VOIP and traditional telecommunication services through several strategic partnerships as well as company operated platforms. Netlinx is classified as a provider of IP Dial Tone. NetLinx had no operating assets of substance and generated no revenues until it completed payment for it acquisition of equipment and software from Nectar Service Corp. (“Nectar”) as described below under “New Business Venture”

Amendment to Articles of Incorporation

On April 27, 2012, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware to: (i) change the name of the Company from Tilden Associates, Inc. to Carrier Alliance Holdings, Inc.; (ii) increase the Company’s authorized capital stock from thirty million (30,000,000) shares to two hundred million (200,000,000) shares of capital stock; (iii) authorize the creation of fifty million (50,000,000) shares of blank check preferred stock; and (iv) effectuate a 1 for 10 (1:10) reverse stock split of the Company’s issued and outstanding shares of common stock.

Shares issued to Chris Panzeca and James Stanco

On August 23, 2012 the Company issued 16,000,000 shares of restricted common stock to Christopher Panzeca and 16,000,000 shares of restricted common stock to James Stanco as compensation for services rendered. Based on the August 10, 2012 (first date which stock traded subsequent to the July 17, 2012 date the Board of Directors authorized the issuance of the stock) closing trading price of $0.08 per share, the fair value of the 32,000,000 shares was $2,560,000 which will be recorded as compensation expense by the Company.

On November 19, 2012, the Company issued 5,000,000 shares of restricted common stock to Christopher Panceza and 5,000,000 shares of restricted common stock to James Stanco, as compensation for services rendered. Based on the October 22, 2012 (the date the Board of Directors authorized the issuance of the stock) closing trading price of $0.11 per share, the fair value of the 10,000,000 shares was $1,100,000 which will be recorded as compensation expense by the Company.

As a result the total shares issued to board of director members Christopher Panzeca and James Stanco totaled 21,600,000 each, or an aggregate of approximately 50% of the 85,608,596 shares issued and outstanding at November 30, 2012. Compensation expense resulting from the issue of these shares to the board members totaled $3,660,000.

Assignment of debt and debt conversion agreement

On September 6, 2012, the Company issued 36,750,000 shares of freely tradable common stock to an aggregate of 20 holders of debt, pursuant to a debt conversion agreement. Each of these holders received the debt as an assignment from Advanta Management Consulting, Inc. (Advanta), an entity controlled by a consultant to the Company, which had acquired the rights to the debt owed by the Company to Michael Krome, Esq., (“Krome”) for legal services he rendered to the Company in 2003 through 2007 pursuant to an assignment of debt agreement between Advanta and Krome for nominal consideration paid by Advanta to Krome. Invoices from Krome, totaling approximately $38,000 approved by Baskind, were initially not on the books of the Company prior to December 31, 2011. We adjusted the financial statements to include the $38,000 in accounts payable and accrued expenses at December 31, 2011 and as professional fees in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2011.

At the date of the issuance of the 36,750,000 shares of freely tradable common stock to the 20 holders of debt and as of the date of issuance of the Company’s December 31, 2011 financial statements, none of the 20 holders of the debt were deemed to be an affiliated individual or entity as defined under SEC Rules, in particular Advanta. There was a difference of opinion between the Company’s two legal advisors with regard to the Company’s decision to deem Advanta as a non-affiliated individual.

In December 2012, the Company’s management became aware that 2,000,000 of the shares issued pursuant to the debt conversion were issued to DPLNY Inc. (“DPLNY”), an entity with common ownership to Advanta, which it believed to have been issued in error. The Company had requested that the consultant return the 2,000,000 freely tradable shares with the intention that the shares will be cancelled.

On January 23, 2013, the Company’s Transfer Agent issued an “Affidavit of Loss” in which it identified the need to have a surety fee paid of $1,100 to facilitate a replacement of the certificate issued to DPLNY for the 2,000,000 shares it had been issued on September 6, 2012 pursuant to the Krome debt assignment. The Affidavit of Loss was required so that a replacement certificate for the lost shares could be provided to effectuate the return of the 2,000,000 shares issued to DPLNY for their cancellation by the Transfer Agent. The Transfer Agent has since advised Carrier that it would waive the payment of the surety fee of $1,100.

In order for the Transfer Agent to effectuate the cancellation of the 2,000,000 shares issued to DPLNY, the Affidavit of Loss will need to be signed by DPLNY and notarized and a signed and bank medallion guaranteed “Stock Power” assigning the shares will need to be provided to the Transfer Agent. To the date of the issuance of these financial statements, no bank has been willing to provide its medallion signature guaranty without the actual stock certificate representing ownership of the shares being available at the time the medallion is to be affixed by the bank. As of the date of issuance of these financial statements the 2,000,000 shares issued to DPLNY still remain issued and outstanding for Carrier according to the Transfer Agent’s records. It is also unclear at this time whether and when the cancellation of the DPLNY shares can be accomplished by the Transfer Agent on behalf of the Company, which cancellation process may be hampered by Company unpaid past due Transfer Agent fees.

On February 14, 2013 the Company provided its Transfer Agent (1) a copy of a January 15, 2013 Panzeca/Stanco signed Board Resolution stipulating the Company’s intention to have the shares cancelled; (2) a copy of a February 12, 2013 letter signed by Susan Zimbler as President of DPLNY addressed to the Transfer Agent and to Carrier requesting cancellation of the 2,000,000 shares issued to DPLNY (for which the stock certificate evidencing ownership of the shares by DPLNY had already been reported to the Transfer Agent as having been misplaced or lost by DPLNY as the holder of the shares; and (3) a written request dated February 13, 2013 signed by Panzeca as CEO of Carrier addressed to the Transfer Agent to have the 2,000,000 shares issued to DPLNY cancelled.

Pursuant to the debt conversion agreement between the Company (authorized by Panzeca and Stanco) and the assignees, a total of $18,375 of the $38,000 Krome debt was satisfied through the issuance of the 36,750,000 freely tradable shares of our common stock at the conversion price of $0.0005 per share. . Based on the August 10, 2012 closing trading price (first date which stock traded subsequent to the July 17, 2012 date the Board of Directors authorized the issuance of the stock) of $0.08 per share, the fair value of the 36,750,000 shares was $2,940,000. The $2,921,625 excess of the fair value over the par value of the stock will be expensed as stock based compensation during the three months ended September 30, 2012. If and when the 2,000,000 shares issued to DPLNY are effectively cancelled, the fair value of those shares will be credited to stock based compensation expense for approximately $160,000 in the period the cancellation takes place.

Additional shares issued and committed to be issued

On August 23, 2012 the Company issued 4,500,000 shares of restricted common stock to Tilden International pursuant to the Exchange Agreement. The issuance of these shares will be recorded as a stock dividend in the amount of $360,000 based on the August 10, 2012 (first date which stock traded subsequent to the July 17, 2012 date the Board of Directors authorized the issuance of the stock) closing trading price of $0.08 per share. Along with the 1,158,590 shares of Company common stock owned directly by the stockholders of record of the Company immediately prior to the Closing Date, the Tilden International stockholders own directly and indirectly a total of 5,658,590 shares of the Company’s common stock, or approximately, 6.6% of the 85,608,596 shares issued and outstanding at November 30, 2012.

Promissory Notes

The Promissory Notes described below require the Company to issue a total of 205,000 restricted shares of our common stock to four of the note holders.

On December 30, 2011, Carrier Alliance Group, Inc. issued a convertible secured promissory note in the amount of $50,000 to H.G. Donti, LLC which note was amended on December 3, 2012 with the consent of the holder. Interest on said note accrues at the rate of 8% per annum and the note matured on June 1, 2012. The note is convertible at the option of the holder into shares determined by the greater of $0.20 per share or 70% of the average closing price of the common stock for ten trading days prior to conversion. Upon a financing of at least $1,000,000, the principal and accrued interest is automatically convertible at a conversion price per share equal to 70% of the price per share paid in the financing. Based on a conversion price of $0.20 per share (which is greater than the $0.03227 conversion price based on 70% of the ten day average closing price as of November 30, 2012), this note was convertible into 250,000 shares of common stock at that date.

On April 13, 2012, Carrier issued a promissory note in the amount of $10,000 to H.G. Donti, LLC which note was amended on December 3, 2012 and December 27, 2012 with the consent of the holder. Interest on said note accrues at the rate of 15% per annum and the note matured on August 13, 2012. As additional consideration, Carrier was required to deliver the note holder 25,000 restricted shares of common stock (which has not yet occurred).

On April 13, 2012, Carrier issued a promissory note in the amount of $40,000 to Jimmy Eger which note was amended on December 3, 2012 and December 27, 2012 with the consent of the holder. Interest on the said note accrues at the rate of $1,500 per month and the note matured on August 13, 2012. As additional consideration, Carrier was required to deliver the note holder 80,000 restricted shares of common stock (which has not yet occurred).

On May 16, 2012 Carrier issued a promissory note in the amount of $20,000 to Ferdinand Morabito which note was amended on December 3, 2012 with the consent of the holder. Interest on said note accrues at the rate of $750 per month and the note matured on September 16, 2012. As additional consideration, Carrier was required to deliver the note holder 50,000 restricted shares of common stock (which has not yet occurred).

On May 16, 2012 Carrier issued a promissory note in the amount of $20,000 to Christine Smith which note was amended on December 3, 2012 with the consent of the holder. Interest on said note accrues at the rate of $750 per month and the note matured on September 16, 2012. As additional consideration, Carrier was required to deliver the note holder 50,000 restricted shares of common stock (which has not yet occurred).

On December 20, 2012 Carrier issued promissory notes to its president, Chris Panzeca and chief financial officer, James Stanco in the amounts of $15,000 and $10,000 respectively. Each of the notes bears interest at 6% and is payable on demand.

For the six months ended June 30, 2012, the Company will recognize aggregate debt discounts from the Promissory Notes of $74,000 as follows:

Promissory Note	Shares of common stock committed to be issued		Closing trading price of common stock on date of commitment	Fair value of common stock committed to be issued

Fair value of common stock required to be issued to note holders:

H.G. Donti, LLC $10,000 note	25,000		$0.30	$7,500
Jimmy Eger $40,000 note	80,000		$0.30	24,000
Ferdinand Morabito $20,000 note	50,000		$0.30	15,000
Christine Smith $20,000 note	50,000		$0.30	15,000

Debt discounts attributable to common stock required to be issued to note holders	205,000			61,500

Intrinsic value of beneficial conversion feature contained in note:
H.G. Donti, LLC $50,000 note	50,000	(A)	$0.25	12,500	(A)
Total debt discounts	255,000			$74,000

(A) $62,500 fair value of 250,000 shares of common stock (at December 30, 2011) less $50,000 balance of Promissory Note = $12,500. At December 30, 2011 (date of Promissory Note), the Promissory Note was convertible into shares of common stock at a conversion price equal to the greater of (1) $0.20 per share or (2) 70% of the 10 day average closing trading price ($0.25 10 day average closing trading price x 70% = $0.175 per share), or 250,000 shares ($50,000 balance of Promissory Note divided by $0.20 per share) with a fair value of $62,500 (250,000 shares multiplied by $0.25 closing trading price on December 30, 2011).

The debt discounts will be accreted as interest expense over the terms of the respective Promissory Notes.

Accounting for proceeds from the Promissory Notes

Carrier received $165,000 from the notes issued through December 20, 2012. The proceeds were used primarily as follows: Nectar asset purchase in the amount of $55,000, software license payment of $3,250, rent expense of approximately $45,000, legal and professional fees of $14,000 and consulting fees of $43,350 (of which $35,500 was paid to Advanta).

New business venture

The Company signed an agreement with Nectar Services Corp. (“Nectar”) to purchase certain network equipment assets which will allow the Company to sell voice and data services. Prior to the equipment purchase, the Company had no revenues from the sale of voice and data services and owned no operating assets necessary to manage customer accounts over its own network. The agreement originally dated on March 14, 2012 and amended on November 30, 2012, provides that the Company is obligated to pay $80,000 to Nectar for the network equipment. The final payment due January 21, 2013 was presented to Nectar with a check dated January 30, 2013 which cleared the bank on February 1, 2013. The final payment to Nectar was financed by loans made to the Company by its officers, Chris Panzeca and James Stanco with the intention of issuing promissory notes in 2013 with similar terms as the December 20, 2012 promissory notes issued to them.

On October 1, 2012, the Company, under its NetLinx subsidiary, entered into a software license agreement with a network provider offering PBX and SIP technology utilizing Broadsoft switches that give the Company the ability to sell multiple platforms to end users nationwide. The Company paid $3,250 for a three year term which renews automatically unless either party terminates or is in default.

In accordance with its plan to begin offering voice and data services during January, 2013, the Company will need to hire several employees to provide technical and administrative support and will require additional financing for salaries and other operating costs.

MICHAEL T. STUDER CPA P.C.

18 East Sunrise Highway

Freeport, N.Y. 11520

Phone: (516) 378-1000

Fax: (516) 546-6220

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTARY FINANCIAL INFORMATION

To the Board of Directors and Stockholders of

Carrier Alliance Holdings, Inc. (formerly Tilden Associates, Inc.)

My report on the audit of the basic consolidated financial statements of Tilden Associates, Inc. and subsidiaries for the years 2011 and 2010 appears on page F-2. The audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.

The supplementary information presented in the schedule of selling, general and administrative expenses that appears on page F-18, is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements for the years 2011 and 2010 and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

September 12, 2012

TILDEN ASSOCIATES, INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULES OF SELLING,

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2011	2010

Salaries and compensation expense	$170,281	$197,150
Officer's salary	189,575	180,893
Stock option compensation expense	—	61,438
Payroll and other taxes	19,381	21,697
Employee benefits	10,854	10,692

Provision for doubtful accounts	147,421	122,909
Professional fees	121,030	70,609
Consulting	5,100	5,050

Rent	25,920	21,401
Office expense	20,195	19,520
Telephone expense	4,887	6,927

Fees and licenses	9,906	8,842
Amortization expense	2,522	1,462

Travel and entertainment	20,879	19,194
Trade shows	250	1,300
Automobile expense	19,700	18,661

Advertising	—	1,600
Settlement expense	—	17,000
Insurance	18,205	12,195
Miscellaneous expense	1,676	3,660

	$787,782	$802,200

See Report of Independent Registered Public Accounting Firm on Supplementary Financial Information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIER ALLIANCE HOLDINGS, INC.

Date: February 20, 2013	By:	/s/ Christopher Panzeca
Name: Christopher Panzeca
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ James Stanco
Name: James Stanco
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Panzeca	Chief Executive Officer, Director	February 20, 2013
Christopher Panzeca

/s/ James Stanco	Chief Financial Officer, Director	February 20, 2013
James Stanco